Form 10KSB
period 2001-12-31
GEORGIA BANCSHARES INC//
filed 2002-05-06
CIK 1163308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[  ]  Annual Report Pursuant To Section 13 Or 15(d) of The Securities
      Exchange Act Of 1934


[  ]  Transition Report Pursuant To Section 13 Or 15 (D) of
      The Securities Exchange Act Of 1934
      For the Transition Period from ___________ to ________________

[X] Special Financial Report Pursuant To Rule 15d-2 of Securities Act Of 1933 For The Fiscal Year December 31, 2001

                        Commission file number 333-74710

                            Georgia Bancshares, Inc.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                          58-2646154
          -------                                          ----------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

 2008 Highway 54 West, Fayetteville, G.A.                            30214
 ----------------------------------------                            -----
  (Address of principal executive offices)                        (Zip Code)

                                  (770)631-1114
                          ---------------------------
                               (Telephone Number)

                                 Not Applicable
                      -----------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes    X       No
       --           --

      This Special Financial Report only contains financial statements for the year ended December 31, 2001.

Transitional Small Business Disclosure Format. (Check one):  Yes       No   X
                                                                 --        --

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS



                          Year Ended December 31, 2001

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 2001





                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----

Independent auditors' report.................................................1

Consolidated statement of financial condition................................2

Consolidated statement of income.............................................3

Consolidated statement of changes in stockholders' equity....................4

Consolidated statement of cash flows.........................................5

Notes to consolidated financial statements...................................6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Georgia Bancshares, Inc.
Peachtree City, Georgia  30269


     We have audited the accompanying consolidated statement of financial condition of Georgia Bancshares, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.









Manchester, Georgia
January 31, 2002


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                December 31, 2001


                                     ASSETS

Cash and due from banks                                                                                   $      2,398,135
Interest bearing deposits in other banks                                                                           797,761
Federal funds sold                                                                                               8,564,000
Investment securities:
  Securities available-for-sale, at fair value                                                                  21,891,389
Other investments                                                                                                  778,915
Loans, net                                                                                                      81,452,429
Bank premises and equipment, net                                                                                 1,893,109
Accrued interest receivable                                                                                        665,572
Deferred income taxes                                                                                              280,442
Other assets                                                                                                        28,626
                                                                                                          ----------------

      Total assets                                                                                        $    118,750,378
                                                                                                          ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Non-interest bearing deposits                                                                         $      7,971,383
    NOW                                                                                                          7,546,335
    Savings                                                                                                        752,203
    Money market                                                                                                 6,568,716
    Time, $100,000 and over                                                                                     36,527,065
    Other time                                                                                                  46,901,805
                                                                                                          ----------------
      Total deposits                                                                                           106,267,507

  Note payable                                                                                                     400,000
  Stock purchase obligation                                                                                        369,250
  Income taxes payable                                                                                             139,232
  Accrued interest payable                                                                                         692,430
  Other liabilities                                                                                                 31,662
                                                                                                          ----------------

      Total liabilities                                                                                        107,900,081
                                                                                                          ----------------

Stockholders' equity:
  Common stock, par value $.008; 10,000,000 shares authorized; 1,331,250 issued                                     10,650
  Additional paid-in capital                                                                                    10,744,640
  Retained earnings                                                                                                104,882
  Accumulated other comprehensive income                                                                  (          9,715)
                                                                                                          ----------------
                                                                                                                10,850,457
  Cost of 16 shares of common stock held by the Company                                                   (            160)
                                                                                                          ----------------
      Total stockholders' equity                                                                                10,850,297
                                                                                                          ----------------

      Total liabilities and stockholders' equity                                                          $    118,750,378
                                                                                                          ================



The accompanying notes are an integral part of these financial statements.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                          Year Ended December 31, 2001

Interest income:
  Interest and fees on loans                                                                              $      6,340,391
  Interest and dividends on investments:
    Investment securities available-for-sale                                                                     1,205,738
    Other investments                                                                                               23,843
  Interest on federal funds sold                                                                                   174,616
  Other interest income                                                                                             31,520
                                                                                                          ----------------
      Total interest income                                                                                      7,776,108
                                                                                                          ----------------

Interest expense:
  Interest on deposits                                                                                           4,566,184
  Interest on advances from Federal Home Loan Bank                                                                 105,258
  Interest on other borrowed funds                                                                                  10,256
                                                                                                          ----------------
      Total interest expense                                                                                     4,681,698
                                                                                                          ----------------

      Net interest income                                                                                        3,094,410

Provision for possible loan losses                                                                                 660,000
                                                                                                          ----------------

      Net interest income after provision for possible loan losses                                               2,434,410
                                                                                                          ----------------

Other income:
  Service charges on deposit accounts                                                                              107,606
  Other operating income                                                                                            38,612
  Investment security transactions, net                                                                             82,512
                                                                                                          ----------------
      Total other income                                                                                           228,730
                                                                                                          ----------------

Other expenses:
  Salaries and employee benefits                                                                                 1,305,532
  Occupancy and equipment expense                                                                                  235,775
  Legal and accounting                                                                                             111,212
  Office supplies, telephone and postage                                                                           139,555
  Data processing expenses                                                                                         194,887
  Consultant and other outside services                                                                             64,548
  Marketing expense                                                                                                 55,506
  Other operating expense                                                                                          252,093
                                                                                                          ----------------
      Total other expense                                                                                        2,359,108
                                                                                                          ----------------

      Income before income taxes                                                                                   304,032

Income tax expense                                                                                                  34,100
                                                                                                          ----------------

      Net income                                                                                          $        269,932
                                                                                                          ================


The accompanying notes are an integral part of these financial statements.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Year Ended December 31, 2001




                                                                                                                       Accumulated
                              Total                      Common Stock               Additional   Reserve                  Other
                           Stockholders' Comprehensive                    Treasury    Paid-In      for     Retained   Comprehensive
                             Equity         Income     Shares   Par Value   Stock     Capital    Expenses  Earnings Income (Deficit)

                           ------------  ------------- -------- --------- --------- ----------   --------- --------- ---------------

Balances, December 31, 2000  $ 10,971,738             1,100,000  $ 5,500,000        $ 4,695,788  $ 750,000 $ 13,702      $  12,248

Comprehensive income:
  Net income                      269,932   $ 269,932                                                       269,932
                                            ---------
Other comprehensive
     income, net of tax:
  Unrealized gains (losses)
    on securities
    available-for-sale:
    Unrealized holding gains
      (losses) arising
       during the period,
       net of applicable deferred
       income tax benefit
       of $17,805                           (  34,563)
    Less, reclassifications
     adjustment, from
     unrealized gains and
     losses from prior periods,
     realized during current
     period, net of applicable
     deferred income
     tax of $6,492                             12,600
                                            ---------

      Other comprehensive
       income (loss) net
       of tax benefit           (  21,963)  ( 21,963)                                                                      (21,963)

      Total comprehensive
       income                             $  247,969
                                          ==========



Stock purchase obligation       ( 369,250)             ( 35,000)  (      350)          ( 349,650)          (  19,250)
Formation of Holding Company
and capitalization                                                (5,489,000)          5,648,502           ( 159,502)

Purchase of treasury
stock (16 shares)                  ( 160)                                   $(  160)

Transfer
                                                                                         750,000  (750,000)

Stock split                                            266,250
                              -----------        -------------    ---------   -----  -----------  --------  --------     -----------
Balances, December 31, 2001  $ 10,850,297            1,331,250  $    10,650 $(  160) $10,744,640  $      0  $104,882     $(  9,715)
                              ===========        =============    =========   =====  ===========  ========  ========     ===========


The accompanying notes are an integral part of these financial statements.


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Year Ended December 31, 2001



Cash flows from operating activities:
  Net income                                                                                              $        269,932
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Premium amortization net of discount accretion                                                                  63,395
    (Gain) loss from sales of investment securities, net                                                  (         82,512)
    Depreciation                                                                                                   111,437
    Deferred income taxes                                                                                 (        185,131)
    Changes in operating assets and liabilities:
      (Increase) decrease in accrued interest receivable                                                  (        221,014)
      (Increase) decrease in other assets                                                                 (         23,824)
      Increase (decrease) in income taxes payable                                                                   60,246
      Increase (decrease) in accrued interest payable                                                              503,961
      Increase (decrease) in other liabilities                                                                      17,228
                                                                                                          ----------------
        Net cash provided by (used in) operating activities                                                        513,718
                                                                                                          ----------------

Cash flows from investing activities:
  Net increase in interest bearing deposits in other banks                                                (        580,874)
  Net increase in federal funds sold                                                                      (      5,044,000)
  Purchases of available-for-sale securities                                                              (     24,812,719)
  Proceeds from sales and paydowns  of available-for-sale securities                                            10,172,336
  Proceeds from maturities of available-for-sale securities                                                      4,949,884
  Purchase of other investments                                                                           (        441,000)
  Net increase in loans                                                                                   (     35,383,704)
  Purchase of premises and equipment                                                                      (        731,686)
                                                                                                          ----------------
        Net cash provided by (used in) investing activities                                               (     51,871,763)
                                                                                                          ----------------

Cash flows from financing activities:
  Net increase in deposits                                                                                      52,995,759
  Payments on advances from Federal Home Loan Bank                                                        (      2,500,000)
  Proceeds from other borrowings                                                                                   400,000
  Purchase of treasury stock                                                                              (            160)
                                                                                                          ----------------
        Net cash provided by (used in) financing activities                                                     50,895,599
                                                                                                          ----------------

        Net increase (decrease) in cash and cash equivalents                                              (        462,446)

Cash and cash equivalents at beginning of year                                                                   2,860,581
                                                                                                          ----------------

        Cash and cash equivalents at end of year                                                          $      2,398,135
                                                                                                          ================

Supplemental disclosures:

      Cash paid during the year for interest                                                              $      4,177,737
                                                                                                          ================

      Cash paid during the year for income taxes                                                          $        160,738
                                                                                                          ================

      Loans transferred to foreclosed real estate during the year                                         $              0
                                                                                                          ================

      Proceeds from sales of foreclosed real estate financed through loans                                $              0
                                                                                                          ================

      Stockholders' equity transferred to stock purchase obligation                                       $        369,250
                                                                                                          ================

The accompanying notes are an integral part of these financial statements.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Georgia Bancshares, Inc. and its subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies:

         Nature of Operations - Georgia Bancshares, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary The Bank of Georgia (the
         Bank). The Bank provides a variety of banking services to individuals and businesses in Fayette and Coweta Counties and the surrounding area. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are real estate mortgage and consumer loans. As a state bank, the Bank is subject to regulation by the Georgia Department of Banking & Finance and the Federal Deposit Insurance Corporation.

         Principles of Consolidation - The consolidated financial statements include the accounts of Georgia Bancshares, Inc. (parent company) and its wholly-owned subsidiary, The Bank of Georgia (bank). All significant inter-company accounts and transactions have been eliminated in consolidation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

         A majority of the Bank's loan portfolio consists of real estate loans in Fayette and Coweta Counties. The ultimate collectibility of these loans and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

         While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

         Investment Securities

         Trading Securities: Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income.

         Securities Held-to-Maturity: Securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Securities Available-for-Sale: Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities. Securities available-for-sale are carried at fair value with unrealized gains and losses net of deferred taxes reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sales of securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method.

         Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

         Loans - Loans are stated at unpaid principal balances, less the allowance for possible loan losses and net deferred loan fees.

         Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

         Interest is accrued daily on the outstanding loan balances. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Interest income on impaired loans is subsequently recognized only to the extent cash payments are received.

         Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

         Bank Premises and Equipment - Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Costs incurred for maintenance and repairs are expensed currently. Gains and losses on dispositions are included in current operations.

         Other Real Estate Owned - Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount of fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Cash and Cash Equivalents - For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as all cash and amounts due from depository institutions.

         Income Taxes - Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary.

         Advertising Costs - All advertising costs are expensed as incurred.

         Off-Balance-Sheet Financial Instruments - In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

2.   INVESTMENT SECURITIES

     Investment securities have been classified according to management's intent.

     Securities available-for-sale at December 31, 2001 consist of the following:

                                                                               Gross            Gross
                                                           Amortized        Unrealized       Unrealized           Fair
                                                             Cost              Gains           Losses             Value
                                                       ----------------  ---------------  ----------------  ---------------
         U.S. Government and federal agencies          $      6,078,934  $        23,601  $         34,477  $     6,068,058
         State and local governments                          4,612,641            9,106            59,629        4,562,118
         Mortgage-backed securities                          11,214,534           78,690            32,011       11,261,213
                                                       ----------------  ---------------  ----------------  ---------------
                                                       $     21,906,109  $       111,397  $        126,117  $    21,891,389
                                                       ================  ===============  ================  ===============

     The maturities of securities available-for-sale as of December 31, 2001 were as follows:

                                                                                              Amortized           Fair
                                                                                                Cost              Value
                                                                                          ----------------  ---------------
         Due in one year or less                                                          $              0  $             0
         Due from one to five years                                                              4,219,751        4,240,042
         Due from five to ten years                                                              2,329,801        2,325,165
         Due after ten years                                                                    15,356,557       15,326,182
                                                                                          ----------------  ---------------
                                                                                          $     21,906,109  $    21,891,389
                                                                                          ================  ===============

     The amortized cost and fair value of mortgage-backed securities are presented in the available-for-sale category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

     During 2001, the Bank sold securities available-for-sale for total proceeds of approximately $5,431,000, resulting in gross realized gains of $6,813 and gross realized losses of $2,345 and received paydowns on mortgage-backed securities of approximately $4,741,000, resulting in gross realized gains of $78,044.

     There were no securities transferred between classifications during 2001.

     Securities with an amortized cost of $4,135,514 and a fair value of $4,168,724 at December 31, 2001, were pledged to secure certain deposits.

3.   OTHER INVESTMENTS

     Other investments consist of nonmarketable equity securities that do not have a readily determinable fair value. These securities are carried at their acquisition cost and are accounted for by the cost method.

     Other investments at December 31, 2001 consists of the following:

     NBOG Bancorporation, Inc. (subscription agreement)                                                   $        306,000
     Community Financial Services, Inc. (a banker's bank)                                                          212,915
     FHLB stock                                                                                                    260,000
                                                                                                          ----------------
                                                                                                          $        778,915

     No securities classified as other investments were sold during 2001.

4.   LOANS

     Loans outstanding at December 31, 2001 by classification are summarized as follows:

         Loans secured by real estate:
           Construction and land development                                                              $     44,196,856
           Residential                                                                                           7,602,383
           Nonfarm, nonresidential                                                                              22,164,622
         Commercial, financial and agricultural                                                                  6,601,411
         Consumer                                                                                                2,110,993
         All other loans                                                                                             2,479
                                                                                                          ----------------
                                                                                                                82,678,744
         Deferred loan fees                                                                               (        111,904)
         Allowance for loan losses                                                                        (      1,114,411)
                                                                                                          ----------------
               Loans, net                                                                                 $     81,452,429
                                                                                                          ================

     Changes in the allowance for loan losses are summarized as follows:

         Balance, beginning of year                                                                       $        455,000
         Provision charged to operations                                                                           660,000
         Recoveries of loans previously charged off                                                                      0
         Loans charged off                                                                                (            589)
                                                                                                          ----------------
         Balance, end of year                                                                             $      1,114,411
                                                                                                          ================

     For federal income tax purposes, the balance of the allowance for loan losses was $276,461 at December 31, 2001.

     The Bank has entered into transactions with its executive officers, principal shareholders, directors, and their related interest. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The activity for loans to such related parties at December 31, 2001 is summarized as follows:

         Balance at beginning of year                                                                     $      3,412,694
         New loans                                                                                               6,284,028
         Repayments                                                                                       (      6,297,698)
                                                                                                          ----------------
         Balance at end of year                                                                           $      3,399,024
                                                                                                          ================

     During the year 2001 and at December 31, 2001, there was no recorded investment in impaired loans.

     At December 31, 2001, the Bank did not have any loans that had been restructured, and the Bank is not committed to lend any additional funds to debtors whose loans have been modified.

5.   BANK PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2001 are summarized as follows:

                                                                                                            Estimated
                                                                                                              Useful
                                                                                                            Life (Yrs)
                                                                                                            ------------
         Land                                                                   $        773,269
         Leasehold improvements                                                          301,881              10-20 yrs
         Furniture and equipment                                                         694,593                3-8 yrs
         Building and improvements                                                       173,918              15-25 yrs
         Construction in progress                                                        128,221
                                                                                ----------------
                                                                                       2,071,882
         Less, accumulated depreciation                                         (        178,773)
                                                                                ----------------

                                                                                $      1,893,109

     Depreciation expense amounted to $111,437 in 2001.

6.   DEPOSITS

     At December 31, 2001, scheduled maturities of certificates of deposits are as follows:

         2002                                                                                             $      57,589,292
         2003                                                                                                    22,480,309
         2004                                                                                                     2,167,650
         2005                                                                                                     1,029,278
         2006 and thereafter                                                                                        162,341
                                                                                                          -----------------
                                                                                                          $      83,428,870
                                                                                                          =================

The Bank held related party deposits of approximately $9,916,645 at December 31, 2001.

7.   BROKERED DEPOSITS

     Deposits that were received by the Bank through third party brokers as of December 31, 2001 were $21,117,194. Original maturities range from one year to four years. Rates range from 4.45 to 7.20 percent. $15,456,000 of these brokered deposits were with one broker.

8.   NOTE PAYABLE

     At December 31, 2001 the note payable consisted of a note from The Bankers Bank in the principal amount of $400,000. The interest rate is variable based upon the Wall Street Journal prime rate. Scheduled payments based upon the initial rate of 5% are twenty-four consecutive monthly payments of interest only, beginning December 29, 2001, fifty-nine consecutive monthly payments of principal and interest in the initial amount of $4,243 beginning December 29, 2003 and a single payment of interest and principal of $230,407 due November 29, 2008. The note is secured by shares of stock in The Bank of Georgia.

9.   INCOME TAXES

     The consolidated provision for income taxes consists of the following:

         Current tax expense                                                                              $        219,232
         Deferred tax expense (benefit)                                                                   (        185,132)
                                                                                                          ----------------

                                                                                                          $         34,100

     The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expenses, as indicated in the following analysis:

         Expected tax provision at statutory rates                                                        $        101,822
         Effect of tax-exempt income                                                                      (         77,418)
         Non-deductible expenses                                                                                    15,329
         Other                                                                                            (          5,633)
                                                                                                          ----------------

                                                                                                          $         34,100

     Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and to unrealized gains in available-for-sale securities. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, unrealized losses on available-for-sale securities, and to amortization of organizational expenses. The net deferred tax assets in the accompanying statement of financial condition include the following components:

         Deferred tax liabilities                                                                         $(        69,162)
         Deferred tax assets                                                                                       353,279
         Deferred tax asset valuation allowance                                                            (         3,675)
                                                                                                          ----------------

         Net deferred tax assets (liabilities)                                                            $        280,442
                                                                                                          ================

10.  EMPLOYEE BENEFIT PLANS


     The Bank has adopted a defined contribution plan dated January 1, 2000, which covers substantially all employees of the Bank subject to certain minimum age and service requirements. The plan permits eligible employees to make before-tax contributions to the plan through payroll deductions subject to the limits imposed under Federal tax law. The Bank may also make matching contributions to the plan equal to the percentage of the participants contribution during a particular year. The Bank's level of participation in the plan is determined annually by the Board of Directors. For the year ended December 31, 2001, the Bank contributed $12,076 to the plan. The plan permits each participant to direct the investment of the assets in his individual account. Contributions by the participant are always 100% vested. In general, participants may withdraw benefits upon termination of employment after attaining normal retirement age and upon termination of the plan. In addition, participants may withdraw their contributions if they terminate employment before attaining normal retirement age, attain normal retirement age but continue to work, become disabled, or incur a financial hardship.

11.  STOCKHOLDERS' EQUITY

     On August 16, 2001 the Board of Directors declared a five-for-four stock split effective August 31, 2001.

12.  STOCK WARRANTS

     Georgia Bancshares, Inc. has granted options to purchase 498,208 shares of common stock to its founding directors and key employees. The general terms of the stock option plan include vesting periods ranging from one to four years. The options were granted at exercise prices equal to the fair market value of a share of common stock on the grant dates and range from $8 to $8.44. The options expire ten years from the date of the grant.

                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------------
                                                                                               2001
                                                                                                        Weighted-Average
                                                                               Number                    Exercise Price
                                                                        ----------------------        ----------------------
     Under option, beginning of year                                                  435,210        $                 8.00
         Granted                                                                       62,998                          8.44
         Exercised                                                                         --                            --
         Terminated                                                                        --                            --
                                                                       ----------------------
     Under option, end of year                                                        498,208                          8.06
                                                                       ======================
     Weighted average remaining contractual life                                            9
                                                                       ======================
     Weighted average fair value of options granted
         during the year                                               $                 8.44
                                                                       ======================

     As permitted by SFAS No. 123, ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the year ended December 31, 2001. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and income per share would have been decreased as follows:

                                                                               Year Ended December 31, 2001
                                                              -------------------------------------------------------------
                                                                  Net Income             Basic EPS            Diluted EPS
                                                              ------------------    -----------------      ----------------
     As reported                                              $         269,932     $           .203       $          .147
     Stock-based compensation, net of related
       tax effect                                             (         207,954)    (           .156)      (          .114)
                                                              ------------------    -----------------      ----------------
     As adjusted                                              $          61,978     $           .047       $          .033
                                                              =================     ================       ===============

     The fair value of the options granted during 2001 was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:

     Risk-free interest rate                                              3.00%
     Expected life of the options                                      10 Years
     Expected dividends (as a percent of the fair value of the stock)        0%
     Volatility                                                              0%

13.  LEASING ARRANGEMENTS

     The Bank operates one office from a facility located on land that is leased under an operating lease. There are options to renew the lease for various terms. The first renewal term began on January 1, 2002 and the fifth and final renewal term will end on December 31, 2023. The rental rate will change at the beginning of each renewal option and will remain constant during each renewal term.

     The Bank also leases office space under a six month operating lease that expired September 30, 2001. The Bank is now leasing this space under a month-to-month option that expires September 30, 2002.

     Rental expense on these leases amounted to $32,250 for the year 2001.

14.  CONCENTRATIONS OF CREDIT RISK

     The institution makes commercial real estate, commercial business, and single-family residential loans to customers in the local market area. A substantial portion of its borrowers' ability to repay their obligations depends on the local economy. In addition, the institution had correspondent bank balances totaling a recorded balance of $11,254,915. The correspondent bank balances include federal funds sold of $8,564,000, and amounts in excess of federal deposit insurance limits totaling $8,832,975.

15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments that are included in the consolidated balance sheet.

     At December 31, 2001, the Bank had commitments to extend credit totaling $26,762,007 and commitments under letters of credit totaling $400,087. Management does not anticipate any material loss as a result of these transactions. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory and property and equipment.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

     The Bank has not been required to perform on any financial guarantees since inception. The Bank did not incur any losses on its commitments in 2001.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     At December 31, 2001, the Bank had unused lines of credit with other banks. The lines totaled $4,050,000 and had interest rates based on the lending bank's daily federal fund rate. The lines are due on demand and are normally renewed for a one year period. They are uncollateralized.

     At December 31, 2001, the Bank also had an unused line of credit with the Federal Home Loan Bank of Atlanta to loan up to ten percent of the Bank's total assets. Eligible securities would be pledged to secure any advances.

     On April 19, 2001, shareholders of the Bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 1,065,000 shares of common stock of the Bank were exchanged for 1,065,000 shares of common stock of the Company. The record holder of the remaining originally issued 35,000 shares of the Bank's common stock, dissented from the Bank's reorganization into a holding company structure. The Bank has an obligation to purchase this dissenting shareholder's shares for fair market value as of May 18, 2001. In an effort to resolve this matter, on September 14, 2001, the Bank filed a Petition for Determination of Fair Value of Shares against the shareholder in the Superior Court of Fayette County, State of Georgia. The Bank, through the aid of an appraiser, has determined that these shares were worth $10.55 per share as of May 18, 2001. Based on this appraisal, the Bank has recorded a liability of $369,250 for these shares as "Stock Purchase Obligation" on the consolidated statement of financial condition. The dissenting shareholder, however, claims that the shares were worth $25.25 per share. The Bank initiated this action to resolve this dispute.

     The Bank is subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.

17.  REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank met all of the capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage rations as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

     The actual and required capital amounts and ratios are as follows (dollars in thousands):

                                                                                 For Capital         To Be Well Capitalized
                                                                                  Adequacy           Under Prompt Corrective
                                                         Actual                   Purposes              Action Provisions
------------------------------------------------------------------------  ------------------------  -----------------------
                                                  Amount        Ratio        Amount        Ratio       Amount       Ratio
-----------------------------------------------------------  -----------  -----------  -----------  -----------   ---------
     As of December 31, 2001:

     Total Risk-Based Capital to Risk-Weighted Assets:

         Consolidated                           $    11,974       12.69%  $     7,549           8%           NA          NA

         Bank                                   $    12,011       12.78%  $     7,521           8%  $     9,402         10%

     Tier I Capital to Risk-Weighted Assets:

         Consolidated                           $    10,860       11.51%  $     3,775           4%           NA          NA

         Bank                                   $    10,897       11.59%  $     3,761           4%  $     5,641          6%

     Tier I Capital to Average Assets:

         Consolidated                           $    10,860       11.00%  $     3,948           4%           NA          NA

         Bank                                   $    10,897       11.04%  $     3,947           4%  $     4,934          5%

     Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year's net earnings, and the ratio of equity capital to total assets.

18.  EARNINGS PER SHARE

     The Company calculated earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

     This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                For the Year Ended                     Income                    Shares                     Per Share
                 December 31, 2001                   (Numerator)              (Denominator)                  Amount
        -------------------------------          -----------------       ----------------------      ----------------------
         Basic EPS                               $         269,932                    1,331,245      $                0.203
         Effect of diluted securities:
           Stock options and warrants                            0                      498,208                       0.056
                                                 -----------------       ----------------------      ----------------------
         Diluted EPS                             $         269,932                    1,829,453      $                0.147
                                                 =================       ======================      ======================

19.  RESERVE FOR EXPENSES

     For regulatory purposes, a portion of the proceeds from the issuance of stock had been set aside in an amount equal to the expected initial operating losses of the new corporation. After twelve months, the corporation had not used any of the reserve for this purpose, and the entire reserve was transferred back into additional paid-in-capital.

20.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and due from banks, interest bearing deposits in other banks, and federal funds sold: The carrying amounts reported in the statements of financial condition approximate these assets' fair values.

     Time deposits: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

     Investment securities (including trading account securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of other investments is considered acquisition cost since these investments are not readily marketable.

     Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

     Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates fair value.

     Short-term borrowings and notes payable: The carrying amounts of short-term borrowings and notes payable approximate their fair values.

     Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

     The estimated fair values of the Company's financial instruments are as follows:

                                                                                            December 31, 2001
                                                                                              in thousands
                                                                                ---------------------------------------
                                                                                    Carrying                  Fair
                                                                                     Amount                   Value
                                                                                ------------------     -----------------

         Financial assets:
           Cash and due from banks                                              $           2,398         $           2,398
           Interest bearing deposits in other banks                                           798                       798
           Federal funds sold                                                               8,564                     8,564
           Investment securities                                                           21,891                    21,891
           Other securities                                                                   779                       779
           Loans - net                                                                     81,452                    81,898
           Accrued interest receivable                                                        666                       666

         Financial liabilities:
           Deposits                                                                       106,268                   106,447
           Note Payable                                                                       400                       400
           Accrued interest payable                                                           692                       692

         Unrecognized financial instruments
           Commitments to extend credit                                                    27,162                    27,162


     The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note 15. No derivatives were held by the Company for trading purposes.

21.  PARENT COMPANY FINANCIAL INFORMATION

     The following information presents the condensed balance sheet, statement of operations, and statement of cash flows of Georgia Bancshares, Inc. as of and for the year ended December 31, 2001:

                             CONDENSED BALANCE SHEET
                                     ASSETS
     Cash                                                                                                $          16,767
     Investment in subsidiary                                                                                   10,886,356
     Other investments                                                                                             306,000
     Other assets                                                                                                   41,272
                                                                                                         -----------------
         Total assets                                                                                    $      11,250,395
                                                                                                         =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Note payable                                                                                        $         400,000
     Other liabilities                                                                                                  99
                                                                                                         -----------------
         Total liabilities                                                                                         400,099
     Stockholders equity                                                                                        10,850,296
                                                                                                         -----------------
         Total liabilities and stockholders' equity                                                      $      11,250,395
                                                                                                         =================

                        CONDENSED STATEMENT OF OPERATIONS
     Income tax benefit                                                                                   $         29,400
                                                                                                          ----------------
     Expenses:
         Legal and professional                                                                                     53,580
         Other expenses                                                                                             11,719
                                                                                                          ----------------
           Total expenses                                                                                           65,299
                                                                                                          ----------------
     Loss before equity in undistributed income of subsidiary                                             (         35,899)
     Equity in undistributed income of subsidiary                                                                  140,781
                                                                                                          ----------------
           Net income (loss)                                                                              $        104,882
                                                                                                          ================

                        CONDENSED STATEMENT OF CASH FLOWS
     Net income                                                                                           $        104,882
     Adjustments to reconcile net income to net cash used in operating activities:
         Purchase of other investments                                                                    (        306,000)
         Purchase of treasury stock                                                                       (            160)
         Proceeds from other borrowings                                                                            400,000
         Undistributed income of subsidiary                                                               (        140,781)
         Other operating activities                                                                       (         41,174)
                                                                                                          ----------------
     Net increase in cash                                                                                           16,767
     Cash at beginning of year                                                                                           0
                                                                                                          ----------------
     Cash at end of year                                                                                  $         16,767
                                                                                                          ================

   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GEORGIA BANCSHARES, INC.


                                   By:       /s/ Ira P. Shepherd, III
                                        -----------------------------------
                                        Ira P. Shepherd, III
                                        President and Chief Executive Officer

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Ira. P. Shepherd, III and Dale K. Geeslin, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                              Date
---------                                   -----                              ----

     /s/ Ira P. Shepherd, III               President, Chief Executive         May 2, 2002
-----------------------------------         Officer, and Director (principal
Ira P. Shepherd, III                        executive officer)



     /s/ Clyde McArthur                     Chief Financial Officer            May 2, 2002
-----------------------------------         (principal financial and
Clyde McArthur                               Accounting officer)



-----------------------------------         Director
Arlie C. Aukerman


                                            Director, Vice Chairman
-----------------------------------         of the Board
Joseph S. Black


     /s/ Rick A. Duncan                     Director, Executive Vice           May 2, 2002
-------------------------------             President
Rick A. Duncan


     /s/ Dale K. Geeslin                    Director, Secretary                May 2, 2002
--------------------------------
Dale K. Geeslin




     /s/ Malcolm R. Godwin                  Director, Executive Vice           May 2, 2002
---------------------------------           President
Malcolm R. Godwin


---------------------------------           Director
W. Robert Hancock

     /s/ Vincent M. Rossetti                Director                           May 2, 2002
-----------------------------------
Vincent M. Rossetti


    /s/ Donnie H. Russell                   Director                           May 2, 2002
-----------------------------------
Donnie H. Russell


     /s/ Thomas G. Sellmer                  Director                           May 2, 2002
----------------------------------
Thomas G. Sellmer


     /s/ Enrico A. Stanziale                Director, Chairman of              May 2, 2002
-----------------------------------         the Board
Enrico A. Stanziale

-----------------------------------         Director
James H. Webb

