Form 10QSB
period 2002-03-31
GEORGIA BANCSHARES INC//
filed 2002-05-13
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

      Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-74710

                            Georgia Bancshares, Inc.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Georgia                                   58-2646154
             --------                                   ------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

                2008 Highway 54 West, Fayetteville, Georgia 30214
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 631-1114
                 ---------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                       ---------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        --    --
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,870,147 shares of common stock, par value $.01 per share, were issued and outstanding as of May 8, 2002.

      Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                                    --       --


                            GEORGIA BANCSHARES, INC.

                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2002......................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001.............6

         Notes to Condensed Consolidated Financial Statements...................................................7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................10-17


                            GEORGIA BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets
                                                                                      March 31,         December 31,
                                                                                        2002                 2001
                                                                                   --------------      --------------

Assets:                                                                            (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks                                                         $   3,397,637       $    3,195,896
    Federal funds sold                                                                  3,885,000            8,564,000
                                                                                     ------------      ---------------
                                                                                        7,282,637           11,759,896
                                                                                     ------------      ---------------


Investment Securities:
   Securities available-for-sale                                                       27,602,669           21,891,389
                                                                                     ------------      ---------------
                                                                                       27,602,669           21,891,389

Loans, net                                                                             92,747,740           81,452,429

Accrued Interest Receivable                                                               715,287              665,572
Premises and equipment, net                                                             2,073,376            1,893,109
Other assets                                                                            1,198,272            1,087,983
                                                                                    -------------      ---------------
    Total assets                                                                    $ 131,619,981      $   118,750,378
                                                                                    =============      ===============

Liabilities:
  Deposits:
    Noninterest-bearing                                                               $ 8,620,242          $ 7,971,383
    NOW                                                                                 7,309,022            7,546,335
    Savings                                                                            11,708,039            7,320,919
    Time deposits $100,000 and over                                                    37,016,744           36,527,065
    Other time deposits                                                                45,511,422           46,901,805
                                                                                    -------------      ---------------
                                                                                      110,165,468          106,267,507
                                                                                    -------------      ---------------

  Securities sold under agreement to repurchase                                         5,938,476                   --
  Note Payable                                                                                 --              400,000
  Stock purchase obligation                                                               369,250              369,250
  Accrued interest payable                                                                417,272              692,430
  Other liabilities                                                                       206,105              170,894
                                                                                    -------------      ---------------
    Total liabilities                                                                 117,096,572          107,900,081
                                                                                    -------------      ---------------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized,
    1,525,310 shares issued and outstanding                                                12,591               10,650
  Capital surplus                                                                      14,440,525           10,744,640
  Retained earnings                                                                       202,204              104,882
  Accumulated other comprehensive income (loss)                                          (131,910)              (9,715)
                                                                                    -------------      ---------------
                                                                                       14,523,409           10,850,457
    Cost of 16 shares of common stock held by the Company                                    (160)                (160)
                                                                                    -------------      ---------------
   Total shareholders' equity                                                          14,523,249           10,850,297
                                                                                    -------------      ---------------

    Total liabilities and shareholders' equity                                      $ 131,619,981        $ 118,750,538
                                                                                    =============        =============


See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------------
                                                                                       2002                  2001
                                                                                 -----------------     -----------------
Interest income:
  Loans, including fees                                                              $  1,688,905          $  1,328,891
  Investment securities                                                                   305,624               250,852
  Federal funds sold and interest on FHLB balances                                         22,123                40,145
                                                                                    -------------         -------------
      Total                                                                             2,016,652             1,619,887
                                                                                    -------------         -------------

Interest expense:
  Deposit accounts                                                                      1,099,767               885,470
  Securities sold under agreements to repurchase                                           24,512                41,296
  Other interest                                                                            3,385                    --
                                                                                    -------------         -------------
      Total                                                                             1,127,664               926,766
                                                                                    -------------        --------------

Net interest income                                                                       888,988               693,121
Provision for loan losses                                                                  85,027               149,000
                                                                                    -------------        --------------
Net interest income after provision for loan losses                                       803,961               544,121
                                                                                    -------------        --------------

Other income:
  Service charges on deposit accounts                                                      38,147                20,560
  Other charges, commissions and fees                                                      15,779                 9,271
  Investment security transactions, net                                                    63,933                   625
                                                                                    -------------        --------------
      Total                                                                               117,859                30,456
                                                                                    -------------        --------------

Other expense:
  Salaries and employee benefits                                                          447,314               253,069
  Occupancy expense                                                                        82,839                43,662
  Data Processing                                                                          80,506                37,928
  Legal and Accounting                                                                     28,097                24,607
  Other operating expenses                                                                172,003                96,841
                                                                                    -------------        --------------
      Total                                                                               810,759               456,108
                                                                                    -------------        --------------

Income before income taxes                                                                111,061               118,469
Income tax expense                                                                         13,739                18,444
                                                                                    -------------        --------------
Net income                                                                          $      97,322        $      100,025
                                                                                    =============        ==============

Basic earnings per share                                                            $        0.06        $         0.07
Diluted earnings per share                                                          $        0.05        $         0.06


           See notes to condensed consolidated financial statements.

                            GEORGIA BANCSHARES, INC.

            Condensed Consolidated Statement of Shareholders' Equity
                            and Comprehensive Income
                    for the Three Months Ended March 31, 2002
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                          Other
                                   Common Stock       Treasury      Additional Paid-in     Retained     Comprehensive
                               Shares      Amount       Stock            Capital            Earnings        Income         Total
                              -------      ------     ---------     ------------------    -----------   -------------    --------
Balance,
 December 31, 2001          1,331,250   $ 10,650       $ (160)      $ 10,744,640         $ 104,882      $   (9,715)   $ 10,850,297

Proceeds of stock sale        194,076      1,941                       3,695,885                                         3,697,826

Net income for the period                                                                   97,322                          97,322

Other comprehensive
 income, net of tax $69,185                                                                               (122,195)      (122,195)
                                                                                                                      -----------
Comprehensive income                                                                                                      (24,873)
                            ---------   ---------     -------       ------------        ----------      ----------    -----------
Balance,
March 31, 2002              1,525,326    $ 12,591     $ (160)       $ 14,440,525        $  202,204      $ (131,910)   $14,523,249
                            =========    ========     =======        ===========        ==========      ==========    ===========





           See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 --------------------------------------
                                                                                      2002                 2001
                                                                                 ----------------    ------------------


Cash flows from operating activities:
  Net income                                                                           $  97,322            $  100,025
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         37,430                22,371
    Provision for loan losses                                                             85,027               149,000
    Premium amortization net of discount accretion                                        43,198                 3,594
    (Increase) decrease in interest receivable                                            49,515              (81,275)
    Increase (decrease) in interest payable                                            (275,158)               100,899
    Decrease in other assets                                                           (208,639)             (255,134)
    Increase in other liabilities                                                        435,211                65,330
                                                                                 ---------------      ----------------
      Net cash provided by operating activities                                          164,876               104,810
                                                                                 ---------------      ----------------

Cash flows from investing activities:
  Purchases of securities available-for-sale                                         (9,198,597)           (6,563,776)
  Maturities of securities available-for-sale                                            980,000             1,000,000
  Proceeds from sales and paydowns of available-for-sale                               2,055,194             1,104,040
  Net increase in loans                                                             (11,380,814)          (12,314,856)
  Purchases of premises and equipment                                                  (217,697)              (40,452)
                                                                                 ---------------      ----------------
    Net cash used by investing activities                                           (17,761,914)          (16,815,044)
                                                                                 ---------------      ----------------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing
  transaction accounts and savings accounts                                            4,788,825             3,119,048
  Net increase in certificates of deposit and other time deposits                      (900,704)            17,423,056
  Net increase (decrease) in securities sold under agreements to repurchase            5,938,476                    --
  Net decrease in notes payable to others                                              (400,000)                    --
  Net proceeds from sale of common stock                                               3,697,786                    --
                                                                                 ---------------      ----------------
    Net cash provided by financing activities                                         13,124,383            20,542,104
                                                                                 ---------------      ----------------

Net increase in cash and cash equivalents                                            (4,472,655)             3,831,870

Cash and cash equivalents, beginning of period                                        11,759,896             6,597,468
                                                                                 ---------------      ----------------

Cash and cash equivalents, end of period                                         $     7,287,241      $     10,429,338
                                                                                 ===============      ================

Cash paid during the period for:
 Income taxes                                                                    $       139,232      $         80,738
 Interest                                                                        $     1,402,820      $        697,963



See notes to condensed consolidated financial statements.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. and Subsidiary 2001 Annual Report.


NOTE 2 - CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

NOTE 3 - OFF-BALANCE SHEET RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2002 and 2001.

                                                                    Pre-tax         (Expense)        Net-of-tax
                                                                     Amount          Benefit           Amount
                                                                 -----------     -----------       -----------
 For the Three Months Ended March 31, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $  (192,180)    $    69,185         $  (122,995)
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                               -               -                   -
                                                                 ---------         -------            --------
 Net unrealized gains (losses) on securities                      (192,180)         69,185            (122,995)
                                                                 ---------         -------            --------
Other comprehensive income                                     $  (192,180)    $    69,185         $  (122,995)


                                                                   Pre-tax         (Expense)         Net-of-tax
                                                                    Amount          Benefit           Amount
                                                                -----------      ----------         ----------
 For the Three Months Ended March 31, 2000:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $  128,199      $    (46,150)       $  128,199
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                              -                 -                 -
                                                                ---------         ---------          --------
 Net unrealized gains (losses) on securities                      128,199           (46,150)           82,049
                                                                ---------         ---------          --------
Other comprehensive income                                     $  128,199      $    (46,150)       $  128,199

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - EARNINGS PER SHARE

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                        2002             2001
                                                                                ---------------  ---------------
 Net income per share - basic computation:

 Net income available to common shareholders                                           97,322          100,025
                                                                                   ==========       ==========

 Average common shares outstanding - basic                                          1,525,310        1,331,234
                                                                                   ==========       ==========

 Net income per share - basic                                                            0.06             0.07
                                                                                   ==========       ==========

 Net income per share - diluted computation:

 Net income available to common shareholders                                           97,322          100,025
                                                                                   ==========       ==========

 Average common shares outstanding - basic                                          1,525,310        1,331,234
                                                                                   ==========       ==========

 Incremental shares from assumed conversions:
   Stock options                                                                      498,208          435,210
                                                                                   ----------       ----------

 Average common shares outstanding - diluted                                        2,023,518        1,766,444
                                                                                   ----------       ----------

 Net income per share - diluted                                                          0.05             0.06
                                                                                   ==========       ==========

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2002, net interest income increased $259,840, or 47.75%, to $803,961 as compared to $544,121 for the same period in 2001. Interest income from loans, including fees, increased $360,014, or 27.09%, from the three months ended March 31, 2001 to the comparable period in 2002 as we experience strong loan growth in our commercial real estate and construction loans. Income on investment securities contributed to the increase in net interest income with an increase of $54,772 for the three months ended March 31, 2002. Interest expense at March 31, 2002 was $1,127,664, compared to $926,766 for the same period in 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2002, the provision charged to expense was $85,027 as compared to $149,000 for the same period in 2001. The total loan loss allowance represented 1.28% and 1.02% of gross loans at March 31, 2002 and 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. During 2001 we increased our loan loss allowance substantially because of our concern over economic conditions. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2002 was $117,859 an increase of $87,403 from $30,456 during the comparable period in 2001. The increase is primarily a result of $63,933 in income security transactions. Security transaction income consisted of a gain on the sale of 150 shares of Community Financial Services, Inc. stock of $56,001 and a $7,932 gain on the sale of an out of state municipal security. The proceeds of these sales were reinvested in municipal securities of municipalities located in the State of Georgia. Service charge income increased $17,587 from $20,560 to $38,147 over the same period in 2001. This was due to an overall increase in deposit accounts over the two periods.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Non-Interest Expense

Total noninterest expense for the three months ended March 31, 2002 was $810,759, or 77.76%, higher than the $456,108 for the three months ended March 31, 2001. The largest increase was in personnel costs, which increased from $253,069 at March 31, 2001 to $447,314 for the three months ended March 31, 2002. The increase is attributable to normal pay increases and the hiring of additional personnel to support our growth during the prior twelve months. Additional personnel included loan origination and support staff, back office personnel and personnel to staff our Newnan branch which opened in July of 2001. Occupancy expense increased to $82,839 from $43,662. This increase is attributable to the opening of our Newnan branch and the leasing of an office suite to house our back room support staff. The leasing of this facility was necessary to support our continued growth. When our new main office facility opens in late 2002, we will move the staff at this office to the new main office and discontinue the lease of the office suite. Data processing costs rose to $80,506 from $37,928 an increase of $42,578 or 112% over the comparable period from a year ago. This increase is attributable to our growth and increased number of accounts and volume of items processed. Other operating expenses increased to $172,003 from $96,841 and increase of $75,162 or 77.6% over the same period in 2001. This is attributable to our growth during the past twelve months. Total assets increased from $118,750,378 at December 31, 2001 to $131,590,581 at March 31, 2002. In addition, as mentioned earlier we opened a new branch in Newnan, Georgia, in July, 2001, a temporary operations center in Fayetteville in April, 2001, and we started construction of our new main office in Peachtree City in January 2002. Other operating expenses include office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums.

Income Taxes

The income tax provision for the three months ended March 31, 2002 was $13,739 as compared to $18,444 for the same period in 2001. The decrease in the income tax provision is a result of the decreased income before taxes, and an increase in tax-free income from tax-free municipal securities.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2002 of $97,322 as compared to $100,025 for the same period in 2001. This represents a decrease of $2,703 over the same period in 2001.

Assets and Liabilities

During the first three months of 2002, total assets increased $12,840,043, or 10.81%, when compared to December 31, 2001. The primary source of growth in assets was net loans, which increased $11,295,311 during the first three months of 2001. Federal funds sold decreased $4,679,000 from December 31, 2001 to $3,885,000 at March 31, 2002 and investments increased $5,711,280 as we shifted excess funds from lower yielding federal funds sold to higher yielding securities. Total deposits also increased $3,897,961, or 3.67%, from the December 31, 2001 amount of $118,750,538. At March 31, 2002 we had $5,938,476 outstanding in Securities sold under agreements to repurchase. At December 31, 2001 this balance was $0. The agreements represent our Commercial Sweep Account for corporate customers and is a non-FDIC insured product. We have three accounts in this category and the majority of the balance is attributable to one local customer. In order to fund loan growth, we do utilize advances from the Federal Home Loan Bank of Atlanta but at both March 31, 2002 and December 31, 2001 there were no advances outstanding.

Investment Securities

Investment securities increased from $21,891,389 at December 31, 2001 to $27,602,669 at March 31, 2002. The increase is attributable to the shifting of lower yielding fed funds sold to investment securities. It is generally our policy to designate our marketable investment securities as available-for-sale and all securities were so designated at March 31, 2002.

Loans

We continued to experience strong loan growth during the first three months of 2002. Net loans increased $11,295,311, or 13.87%, from December 31, 2001 to March 31, 2002. As shown below, the main component of growth in the loan portfolio was real estate mortgage loans, which increased 22.71%, or $6,758,794, from December 31, 2001. Generally we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                                                     March 31,       December 31,
                                                                                       2002              2001
                                                                                 ----------------- ---------------
 Real estate - construction                                                       $  44,976,147     $   44,196,856
 Real estate - mortgage                                                              36,525,799         29,767,005
 Commercial and industrial                                                            7,122,513          6,601,411
 Consumer and other                                                                   4,960,057          2,113,472
                                                                                  -------------     --------------
Gross loans outstanding, end of period                                            $  93,584,516     $   82,678,744
                                                                                  =============     ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                             March 31,
                                                                                ----------------------------------
                                                                                      2002               2001
                                                                                ----------------- ----------------

 Loans:   Nonaccrual loans                                                       $     64,000      $            -
 Accruing loans more than 90 days past due
                                                                                 $          -      $            -

 Loans identified by the internal review mechanism:
    Criticized                                                                   $         -       $            -

    Classified                                                                   $         -       $            -



Risk Elements in the Loan Portfolio

Activity in the Allowance for Loan Losses is as follows:

                                                                                             March 31,
                                                                                --------------------------------
                                                                                      2002               2001
                                                                                ----------------- --------------
 Balance, January 1,                                                            $  1,114,411        $   455,000
 Provision for loan losses for the period                                             85,027            660,000
 Net loans (charged-off) recovered for the period                                        476               (589)
                                                                                  ----------        -----------

   Balance, end of period                                                          1,199,914          1,114,411
                                                                                  ==========        ===========

 Gross loans outstanding, end of period                                         $ 93,584,516       $ 82,678,844

 Allowance for loan losses to loans outstanding                                         1.28%              1.35%



                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits

At March 31, 2002, total deposits increased by $3,897,961, or 3.67%, from December 31, 2001. The largest increase was in savings accounts, which includes money market accounts which increased $4,387,120, or 5.99%, from December 31, 2001 to March 31, 2002. At March 31, 2002, certificates of deposit included brokered deposits totaling $13,020,972. Brokered deposits decreased $8,096,222, or 38.34%, from December 31, 2001. Even though total brokered deposits decreased, we have determined that the cost of funds using brokered deposits is reasonable in comparison to the cost of obtaining traditional deposits and therefore we plan to continue to use these deposits in 2002 to meet funding needs. Expressed in percentages, noninterest-bearing deposits increased 8.13% and interest-bearing deposits increased 3.30%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                            March 31,       December 31,
                                              2002              2001
                                          -----------      ------------

 Noninterest-bearing demand deposits     $ 8,620,242       $  7,971,383
 Interest-bearing demand deposits          7,309,022          7,546,335
 Savings deposits                         11,708,039          7,320,919
 Time deposits $100,000 and over          37,016,744         36,527,065
 Other time deposits                      45,511,422         46,901,805
                                        ------------       ------------
                                        $110,165,468      $ 106,267,507


Advances from the Federal Home Loan Bank

As of March 31, 2002 there were no advances from the Federal Home Loan Bank outstanding. We do borrow from the Federal Home Loan Bank from time to time. We use these borrowings as a source of liquidity and to fund loans when appropriate. When we have borrowed in the past we have pledged investment securities as collateral against the advances.


Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 79.88% at March 31, 2002 and 76.36% at December 31, 2001.

Securities available-for-sale, which totaled $27,602,609 at March 31, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2002, unused lines of credit totaled $4,000,000.

Capital Resources

Total shareholders' equity increased from $10,850,297 at December 31, 2001 to $14,523,249 at March 31, 2002. The increase is due to net income for the period of $97,322, a negative change of $122,195 in the fair value of securities available-for-sale and proceeds from our secondary stock offering of $3,697,826.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institutions' qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2002.

The following table summarizes our risk-based capital at March 31, 2002:

Shareholders' equity                                    $  14,523,249
Less: intangibles                                                   0
Tier 1 capital                                             14,523,249
Plus: allowance for loan losses (1)                         1,199,914
Total capital                                           $  15,723,163
                                                        =============
Risk-weighted assets                                    $ 106,697,000
                                                        =============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                         13.61%
Total capital (to risk-weighted assets)                          14.74%
Tier 1 capital (to total average assets)                         11.79%

(1) limited to 1.25% of risk-weighted assets


Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 1,331,250 shares of common stock of the bank were exchanged for 1,331,250 shares of common stock of the company. Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange. Cede & Co., the record holder of the remaining originally issued 35,000 shares of the bank's common stock, dissented from the bank's reorganization into a holding company structure. The bank has an obligation to purchase this dissenting shareholder's shares for fair value as of May 18, 2001. The bank has determined through the aid of an appraiser that these shares were worth $8.44 per share as of May 18, 2001. The dissenting shareholder, however, claimed that the shares were worth $20.20 per share. To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001. Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account have subsequently replaced Cede & Co. as the real shareholders in interest. Following adjudication by the court, the bank will be obligated to purchase the dissenting shareholder's shares for the judicially determined fair market value.

Item 2. Changes in Securities and Use of Proceeds

         Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our public offering. The information provided below is given as of May 8, 2002.

(1) Our registration statement on Form SB-2 (File No. 333-74710) was declared effective by the Commission on February 12, 2002.

(2)      The offering commenced on February 12, 2002.

(3) The offering closed on April 30, 2002 upon the sale of 497,230 shares the company had registered.

(4)             (i)        Our officers and directors sold our shares in the
                           offering.

                (ii) Common stock was the only class of securities registered in the offering.

                (iii) 800,000 shares of common stock were registered, of which 497,230 shares were sold.

                (iv) We incurred $89,257 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                (v) The net proceeds to the company after deducting the total expenses described above were $6,126,118.

                (vi) We raised $6,215,375 in our public offering. We used $400,000 of the proceeds to repay indebtedness related to a loan agreement with The Bankers Bank. The remaining $5,815,375 of the proceeds were placed in an interest bearing account of the bank to pay general expenses of the holding company. We intend to invest $1,000,000 to enhance our bank's capital position to support loan growth, use $1,600,000 to fund the construction of our new main office, and pay a former shareholder who dissented from our holding company formation an amount to be determined by a court. We will retain the remaining $3,215,375 in the interest bearing account of the bank for general corporate purposes. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company's securities, and affiliates of the company, except for salaries and consulting fees paid to officers of the company and the bank in the ordinary course of business.

                (vii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

         (a) Exhibits -  See attached Exhibit List.

         (b) Reports on Form 8-K - There were no Reports on Form 8-K filed during the first quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GEORGIA BANCSHARES, INC.


Date: May 10, 2002                  By: /s/ Ira P. Shepherd, III
                                        ----------------------------------------
                                        Ira P. Shepherd, Jr.
                                        President & Chief Executive Officer


                                    By: /s/ Clyde A. McArthur
                                        ----------------------------------------
                                        Clyde A. McArthur
                                        Principal Accounting Officer