Form 10QSB
period 2002-06-30
GEORGIA BANCSHARES INC//
filed 2002-08-14
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X     Quarterly report under Section 13 or 15(d) of the Securities
--    Exchange Act of 1934 For the quarterly period ended June 30, 2002

Transition report under Section 13 or 15(d) of the Exchange Act For the
      transition period from                 to
                             ---------------    ---------------

                          Commission File No. 333-74710

                            Georgia Bancshares, Inc.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

  Georgia                                      58-2646154
  -------                                      ----------
(State of Incorporation)               (I.R.S. Employer Identification No.)

                2008 Highway 54 West, Fayetteville, Georgia 30214
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 631-1114
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,870,147 shares of common stock, par value $.01 per share, were issued and outstanding as of August 14, 2002.

    Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                                  ---       ---

                            GEORGIA BANCSHARES, INC.
                                      Index


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2002 and
          December 31, 2001..................................................3

         Condensed Consolidated Statements of Income -
         Three months ended June 30, 2002 and 2001...........................4
         Six months ended June 30, 2002 and 2001.............................5

         Condensed Consolidated Statements of Shareholders' Equity and
          Comprehensive Income - Six months ended June 30, 2002..............6

         Condensed Consolidated Statements of Cash Flows - Six months ended
          June 30, 2002 and 2001.............................................7

         Notes to Condensed Consolidated Financial Statements.............8-11

Item 2. Management's Discussion and Analysis or Plan of Operation........12-17

PART II - OTHER INFORMATION .............................................18-19
----------------------------

Signature Page......................................................... ....20


                            GEORGIA BANCSHARES, INC.
                      Condensed Consolidated Balance Sheets
                                                                                           June 30,            December 31,
                                                                                             2002                  2001
                                                                                       ------------------    -----------------
Assets:                                                                                   (Unaudited)

    Cash and cash equivalents                                                              $   2,850,090        $   2,398,135
    Interest-bearing deposits with other banks                                                   491,360              797,761
    Federal funds sold                                                                         3,925,000            8,564,000
                                                                                           -------------         ------------
                                                                                           $   7,266,450        $  11,759,896
                                                                                           -------------         ------------

Investment Securities:
   Securities available-for-sale                                                              31,217,052           21,891,389
                                                                                           -------------         ------------
                                                                                              31,217,052           21,891,389

Loans, net                                                                                   107,193,400           81,452,429

Accrued Interest Receivable                                                                      814,112              665,572
Premises and equipment, net                                                                    2,859,514            1,893,109
Other assets                                                                                     673,641            1,087,983
                                                                                           -------------         ------------
    Total assets                                                                           $ 150,024,169        $ 118,750,378
                                                                                           =============        =============

Liabilities:
  Deposits:
    Non-interest-bearing                                                                   $  10,320,165        $   7,971,383
    NOW                                                                                        8,177,290            7,546,335
    Savings                                                                                   10,352,191            7,320,919
    Time deposits $100,000 and over                                                           40,516,022           36,527,065
    Other time deposits                                                                       55,676,390           46,901,805
                                                                                           -------------         ------------
                                                                                             125,042,058          106,267,507
                                                                                           -------------         ------------

  Securities sold under agreement to repurchase                                                3,283,637                   --
  Federal Home Loan Bank Advances
                                                                                               2,700,000                   --
  Note Payable                                                                                        --              400,000
  Stock purchase obligation                                                                      369,250              369,250
  Accrued interest payable                                                                       424,251              692,430
  Other liabilities                                                                              308,125              170,894
                                                                                           -------------         ------------

    Total liabilities                                                                        132,127,322          107,900,081
                                                                                           -------------         ------------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized,
    1,870,147 shares issued and outstanding                                                       14,961               10,650
  Capital surplus                                                                             17,199,823           10,744,640
  Retained earnings                                                                              417,175              104,882
  Accumulated other comprehensive income (loss)
                                                                                                 264,888               (9,715)
                                                                                           -------------         ------------
                                                                                              17,896,847           10,850,457
    Cost of 16 shares of common stock held by the Company
                                                                                                      (0)                (160)
                                                                                           -------------         ------------
   Total shareholders' equity                                                                 17,896,847           10,850,297
                                                                                           -------------         ------------

    Total liabilities and shareholders' equity                                             $ 150,024,169        $ 118,750,378
                                                                                           =============        =============

            See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                           Three Months Ended
                                                                                June 30,
                                                                 ---------------------------------------
                                                                       2002                  2001
                                                                 -----------------       ---------------
Interest income:
  Loans, including fees                                            $   1,863,109           $  1,578,261
  Investment securities                                                  398,784                323,175
  Federal funds sold and interest on FHLB balances                         8,893                 62,141
                                                                   -------------           ------------

      Total                                                            2,270,876              1,963,577
                                                                   -------------           ------------

Interest expense:
  Deposit accounts                                                     1,091,993              1,132,539
  Securities sold under agreements to repurchase                          21,267                    718
  Other interest                                                          10,064                 28,557
                                                                   -------------           ------------
      Total                                                            1,123,324              1,161,814
                                                                   -------------           ------------

Net interest income                                                    1,147,552                645,763
Provision for loan losses                                                222,390                156,000
                                                                   -------------           ------------
Net interest income after provision for loan losses                      925,162                645,763
                                                                   -------------           ------------

Other income:
  Service charges on deposit accounts                                     46,672                 22,703
  Other charges, commissions and fees                                     13,597                  8,781
  Investment security transactions, net                                   19,934                    625
                                                                   -------------           ------------
      Total                                                               80,203                 32,109
                                                                   -------------           ------------

Other expense:
  Salaries and employee benefits                                         429,879                321,236
  Occupancy expense                                                       82,525                 55,686
  Data Processing                                                         70,890                 49,531
  Legal and Accounting                                                    31,926                 11,808
  Other operating expenses                                               115,257                118,162
                                                                   -------------           ------------
      Total                                                              730,477                556,423
                                                                   -------------           ------------

Income before income taxes                                               274,888                121,449
Income tax expense                                                        59,919                 29,292
                                                                   -------------           ------------

Net income                                                         $     214,973           $     92,157
                                                                   =============           ============

Basic earnings per share                                           $        0.12           $       0.07
Diluted earnings per share                                         $        0.10           $       0.05



            See notes to condensed consolidated financial statements.



                            GEORGIA BANCSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                            Six Months Ended
                                                                                June 30,
                                                                 ---------------------------------------
                                                                       2002                  2001
                                                                 -----------------     -----------------
Interest income:
  Loans, including fees                                            $   3,552,014           $  2,907,151
  Investment securities                                                  704,408                574,026
  Federal funds sold and interest on FHLB balances                        31,106                102,287
                                                                   -------------           ------------
      Total                                                            4,287,528              3,583,463
                                                                   -------------           ------------

Interest expense:
  Deposit accounts                                                     2,191,760              2,018,009
  Securities sold under agreements to repurchase                          45,779                  1,178
  Other interest                                                          13,449                 69,393
                                                                   -------------           ------------
      Total                                                            2,250,988              2,088,580
                                                                   -------------           ------------


Net interest income                                                    2,036,540              1,494,884
Provision for loan losses                                                307,417                305,000
                                                                   -------------           ------------
Net interest income after provision for loan losses                    1,729,123              1,189,884
                                                                   -------------           ------------

Other income:
  Service charges on deposit accounts                                     84,819                 43,263
  Other charges, commissions and fees                                     29,376                 18,052
  Investment security transactions, net                                   83,867                    625
                                                                   -------------           ------------
      Total                                                              198,063                 61,940
                                                                   -------------           ------------

Other expense:
  Salaries and employee benefits                                         877,193                574,305
  Occupancy expense                                                      165,364                 99,348
  Data Processing                                                        151,396                 87,459
  Legal and Accounting                                                    60,023                 36,415
  Other operating expenses                                               287,257                215,004
                                                                   -------------           ------------
      Total                                                            1,541,233              1,012,531
                                                                   -------------           ------------

Income before income taxes                                               385,952                239,392
Income tax expense                                                        73,658                 47,736
                                                                   -------------           ------------


Net income                                                         $     312,293           $    191,556
                                                                   =============           ============

Basic earnings per share                                           $        0.19           $       0.14
Diluted earnings per share                                         $        0.15           $       0.11


            See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.
 Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
                     for the Six Months Ended June 30, 2002
                                   (Unaudited)

                                                                                                     Accumulated
                                Common Stock                                                            Other
                           ----------------------   Treasury     Additional Paid-in    Retained     Comprehensive
                             Shares      Amount      Stock           Capital           Earnings        Income           Total
                           ----------  ----------   --------    -------------------    ---------    -------------    ----------
Balance,                    1,331,250  $  10,650    $  (160)    $   10,744,640         $  104,882   $   (9,715)      $  10,850,297
 December 31, 2001

Proceeds of stock sale        497,230      3,965                     6,122,193                                           6,126,158

Proceeds from exercise of
stock warrants                 41,667        346                       332,990                                             333,336

Proceeds from sale of
treasury stock                                          160                                                                    160

Net income for the period                                                                 312,293                          312,293

Other comprehensive
 income, net of tax
 $136,458                                                                                              274,603             274,603
                            ---------  ---------    --------    --------------         ----------   ----------       -------------

Comprehensive income                                                                                                       586,896
                            ---------  ---------    --------    --------------         ----------   ----------       -------------

Balance,
June 30, 2002               1,870,147  $  14,961    $    (0)    $   17,199,823         $  417,175   $  264,888       $  17,896,847
                            =========  =========    =======     ==============         ==========   ==========       =============


            See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                      2002                   2001
                                                                                 ----------------    ------------------

Cash flows from operating activities:
  Net income                                                                         $   312,293           $   191,556
  Adjustments to reconcile net income to net cash provided by operating activities:
    Premium amortization net of discount accretion
                                                                                          48,953                14,339
    Depreciation                                                                          74,953                46,264
    Deferred income Taxes                                                                 17,020              (175,137)
    Provision for loan losses
                                                                                         307,417               305,000
    (Increase) in interest receivable                                                   (148,540)             (176,780)
    Increase (decrease) in interest payable                                             (268,179)              275,697
    (Increase) in other assets                                                           (36,426)             (148,954)
    Increase in other liabilities                                                        137,231               123,399
                                                                                     -----------           -----------
      Net cash provided by operating activities                                          444,722               455,385
                                                                                     -----------           -----------

Cash flows from investing activities:
  Net decrease in interest bearing deposits with other banks                             306,401              (666,281)
  Net decrease in Federal funds sold                                                   4,639,000            (5,682,000)
  Purchases of securities available-for-sale                                         (15,842,080)          (16,927,321)
  Maturities of securities available-for-sale                                          1,480,000             2,700,000
  Proceeds from sales and paydowns of available-for-sale                               5,609,917             3,797,439
  Net increase in loans                                                              (25,962,514)          (17,175,224)
  Purchases of premises and equipment                                                 (1,041,358)             (442,266)
                                                                                     -----------           -----------
    Net cash used by investing activities                                            (30,810,634)          (34,395,654)
                                                                                     -----------           -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                 18,774,551            35,072,540
  Net increase (decrease) in securities sold under agreements to repurchase            3,283,503                    74
  Net increase (decrease) in Federal Home Loan Bank advances                           2,700,000
  Net decrease in notes payable to others                                               (400,000)                   --
  Net proceeds from sale of common stock                                               6,459,814                    --
                                                                                     -----------           -----------
    Net cash provided by financing activities                                         30,817,867            35,072,614
                                                                                     -----------           -----------

Net increase (decrease) in cash and cash equivalents                                     451,955             1,132,345

Cash and cash equivalents, beginning of period                                         2,398,135             2,860,581
                                                                                     -----------           -----------

Cash and cash equivalents, end of period                                             $ 2,850,090           $ 3,992,926
                                                                                     ===========           ===========

Cash paid during the period for:
 Income taxes                                                                        $   249,232           $   118,986
 Interest                                                                            $ 2,519,167           $ 1,814,735

            See notes to condensed consolidated financial statements.


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. and Subsidiary 2001 Annual Report.


NOTE 2 - CRITICAL ACCOUNTING POLICIES
-------------------------------------

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

NOTE 3 - OFF-BALANCE SHEET RISK
-------------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $26,017,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral generally consists of commercial and residential real estate. Other types of collateral may be accepted but it is our general practice not to lend on accounts receivable, inventory, property, plant and equipment.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month periods ended June 30, 2002 and 2001.

                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                                 --------------- ----------------- --------------
 For the Six Months Ended June 30, 2002:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period    $   416,065       $   (141,642)   $   274,603
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                 -                  -              -
                                                                 -----------       ------------    -----------
  Net unrealized gains (losses) on securities                        416,065           (141,642)       274,603
                                                                 -----------       ------------    -----------
 Other comprehensive income                                      $   416,065       $   (141,642)   $   274,603


                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                                 --------------- ----------------- --------------
 For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period     $   115,614       $    (46,246)     $  69,368
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                 -                  -              -
                                                                 -----------       ------------    -----------
 Net unrealized gains (losses) on securities
                                                                     115,614            (46,246)        69,368
                                                                 -----------       ------------    -----------
 Other comprehensive income                                      $   115,614       $    (46,246)   $    69,368

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

                                                           Three Months Ended
                                                               June 30,
                                                    ----------------------------
                                                         2002             2001
                                                    -------------    -----------
 Net income per share - basic computation:

 Net income available to common shareholders        $   214,973      $    92,157
                                                    ===========      ===========

 Average common shares outstanding - basic            1,783,938        1,331,234
                                                    ===========      ===========

 Net income per share - basic                       $      0.12      $      0.07
                                                    ===========      ===========

 Net income per share - diluted computation:

 Net income available to common shareholders        $   214,973           92,157
                                                    ===========      ===========

 Average common shares outstanding - basic            1,783,938        1,331,234
                                                    ===========      ===========
 Incremental shares from assumed conversions:
   Stock options                                        456,541          435,210
                                                    -----------      -----------

 Average common shares outstanding - diluted          2,240,479        1,766,444
                                                    -----------      -----------
 Net income per share - diluted                     $      0.10      $      0.05
                                                    ===========      ===========

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE 5 - EARNINGS PER SHARE (continued)
---------------------------------------

                                                         Six Months Ended
                                                             June 30,
                                                    ----------------------------
                                                         2002             2001
                                                    -------------    -----------
 Net income per share - basic computation:

 Net income available to common shareholders        $   312,293      $   191,556
                                                    ===========      ===========

 Average common shares outstanding - basic
                                                      1,675,458        1,331,234
                                                    ===========      ===========

 Net income per share - basic                       $      0.19      $      0.14
                                                    ===========      ===========

 Net income per share - diluted computation:

 Net income available to common shareholders        $   312,293      $   191,556
                                                    ===========      ===========

 Average common shares outstanding - basic            1,675,458        1,331,234
                                                    ===========      ===========

 Incremental shares from assumed conversions:
   Stock options                                        456,541          435,210
                                                    -----------      -----------

 Average common shares outstanding - diluted          2,131,999        1,766,444
                                                    -----------      -----------

 Net income per share - diluted                     $      0.15      $      0.11
                                                    ===========      ===========

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operation


The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, The Bank of Georgia, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

    o    the effects of future economic conditions;

    o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

    o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

    o    our ability to control costs, expenses, and loan delinquency rates; and

    o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


Results of Operations for the three months ended June 30, 2002 compared to the three months ended June 30, 2001

Net Interest Income
-------------------

For the three months ended June 30, 2002, net interest income increased $501,789, or 77.7%, to $1,147,552, as compared to $645,763 for the same period in 2001. Interest income from loans, including fees, increased $284,848, or 18.05%, for the three months ended June 30, 2002 as compared to the same period in 2001 due to strong loan growth in our commercial real estate and construction loans. Income on investment securities contributed to the increase in net interest income with an increase of $75,609 for the three months ended June 30, 2002. Interest expense at June 30, 2002 was $1,123,324, compared to $1,161,814 for the same period in 2001.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 2002, the provision charged to expense was $222,390 as compared to $156,000 for the same period in 2001. The total loan loss allowance represented 1.23% and 1.19% of gross loans at June 30, 2002 and 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. During 2002 we have increased our loan loss allowance commensurate with our growth in outstanding loan balances. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Non-interest Income
-------------------

Non-interest income during the three months ended June 30, 2002 was $80,203, compared to $32,109 during the comparable period in 2001. The increase is primarily a result of an increase in service charges on deposit accounts of $23,969 and income on security transactions totaling $19,934. Security transaction income consisted of gains on the sale of several out of state municipal securities. The funds from these sales were reinvested in municipal securities of municipalities located in the State of Georgia.

Non-Interest Expense
--------------------

Total non-interest expense for the three months ended June 30, 2002 was $730,477, or 31.28% higher than the $556,423 for the three months ended June 30, 2001. The largest increase in non-interest expense was in personnel costs, which increased from $321,236 at June 30, 2001 to $429,879 for the three months ended June 30, 2002. The increase is attributable to normal pay increases and the hiring of additional personnel to support our growth during the prior twelve months. Additional personnel included loan origination and support staff, back office personnel and personnel to staff our Newnan branch which opened in July of 2001. Occupancy expense increased to $82,525 from $55,686. This increase is attributable to the opening of our Newnan branch and the leasing of an office suite to house our back room support staff. The leasing of this facility was necessary to support our continued growth. When our new main office facility opens in late 2002, we will move the staff at this office to the new main office and discontinue the lease of the office suite. Data processing costs rose to $70,890 from $49,531, an increase of $21,359, or 43.12%, over the comparable period in 2001. This increase is attributable to our growth and increased number of accounts and volume of items processed. Other operating expenses decreased to $115,257 from $118,162, a decrease of $2,907 or 25%, over the same period in 2001. The reason for the decline is due to the recovery of a disputed check in the amount of $25,713. This check was charged-off in December of 2001 and recovered in April, 2002. Without this recovery other operating expenses would have increased $22,806 or 19.3%.

Income Taxes
------------

The income tax provision for the three months ended June 30, 2002 was $59,919 compared to $29,292 for the same period in 2001. The increase in the income tax provision is a result of increased income before taxes.

Net Income
----------

The combination of the above factors resulted in net income for the three months ended June 30, 2002 of $214,973 as compared to $92,157 for the same period in 2001. This represents an increase of $122,816 over the same period in 2001.

Results of Operations for the six months ended June 30, 2002 compared to six months ended June 30, 2001

Net Interest Income
-------------------

For the six months ended June 30, 2002, net interest income increased $541,656, or 36.23%, to $2,036,540, as compared to $1,494,884 for the same period in 2001. Interest income from loans, including fees, increased $644,863, or 22.18%, for the six months ended June 30, 2002 as compared to the same period in 2001 due to strong loan growth in our commercial real estate and construction loans. Income on investment securities contributed to the increase in net interest income with an increase of $130,382 for the six months ended June 30, 2002. Interest expense at June 30, 2002 was $2,250,988, compared to $2,088,580 for the same period in 2001.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2002, the provision charged to expense was $307,417 as compared to $305,000 for the same period in 2001. The total loan loss allowance represented 1.23% and 1.19%

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

of gross loans at June 30, 2002 and 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. During 2002 we have increased our loan loss allowance commensurate with our growth in outstanding loan balances. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Non-interest Income
-------------------

Non-interest income during the six months ended June 30, 2002 was $198,063, compared to $61,940 during the comparable period in 2001. The increase is primarily a result of an increase in service charges on deposit accounts of $41,556 and income on security transactions totaling $83,242. Security transaction income consisted of gains on the sale of several government agency securities, out of state municipal securities, and the sale of 150 shares of Community Financial Services, Inc., the parent company of The Bankers Bank. The funds from these sales were reinvested in other securities.

Non-Interest Expense
--------------------

Total non-interest expense for the six months ended June 30, 2002 was $1,541,233, or 52.22% higher than the $1,012,531 for the six months ended June 30, 2001. The largest increase in non-interest expense was in personnel costs, which increased from $574,305 at June 30, 2001 to $877,193 for the six months ended June 30, 2002. The increase is attributable to normal pay increases and the hiring of additional personnel to support our growth. Additional personnel included loan origination and support staff, back office personnel and personnel to staff our Newnan branch which opened in July of 2001. Occupancy expense increased to $165,364 from $99,348. This increase is attributable to the opening of our Newnan branch and the leasing of an office suite to house our back room support staff. The leasing of this facility was necessary to support our continued growth. When our new main office facility opens in late 2002, we will move the staff at this office to the new main office and discontinue the lease of the office suite. Data processing costs rose to $151,396 from $87,459, an increase of $63,937, or 73.11%, over the comparable period in 2001. This increase is attributable to our growth and increased number of accounts and volume of items processed. Other operating expenses increased to $287,257 from $215,004, an increase of $72,253, or 33.61%, over the same period in 2001. Included in this variance is a recovery of a disputed check in the amount of $25,713. This check was charged-off in December of 2001 and recovered in April, 2002. Without this recovery, other operating expenses would have increased $97,966, or 45.56%. This increase is attributable to costs associated with our continued growth, including credit associated costs and regulatory related fees.

Income Taxes
------------

The income tax provision for the six months ended June 30, 2002 was $73,658 compared to $47,736 for the same period in 2001. The increase in the income tax provision is a result of increased income before taxes.

Net Income
----------

The combination of the above factors resulted in net income for the six months ended June 30, 2002 of $312,293 as compared to $191,556 for the same period in 2001. This represents an increase of $120,737 over the same period in 2001.

Assets and Liabilities
----------------------

During the first six months of 2002, total assets increased $31,273,791, or 26.34%, when compared to December 31, 2001. The primary source of growth in assets was net loans, which increased $25,740,971 during the first six months of 2002. Federal funds sold decreased $4,639,000 from December 31, 2001 to $3,925,000 at June 30, 2002. Because our return from federal funds sold

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

is relatively small, we attempt to maintain our federal funds sold at a level consistent with our minimum operating needs. Investments increased $9,325,663, or 42.6%, during the first six months of 2002. The increase is attributable to our policy of placing idle funds in higher yielding investment securities instead of federal funds sold when possible. Total deposits also increased $18,774,551, or 17.67%, from the December 31, 2001 amount of $118,750,538. At
June 30, 2002, we had $3,283,637 outstanding in securities sold under agreements to repurchase. At December 31, 2001, this balance was $0. These balances represent our Commercial Sweep Account for corporate customers and is a non-FDIC insured product. We have three accounts in this category and the majority of the balance is attributable to one local customer. In order to fund loan growth, we also utilize advances from the Federal Home Loan Bank of Atlanta. At June 30, 2002, we had borrowings under our agreement with The Federal Home Loan Bank of Atlanta of $2,700,000. At December 31, 2001, there were no advances outstanding.

Investment Securities
---------------------

Investment securities increased from $21,891,389 at December 31, 2001 to $31,217,052 at June 30, 2002. The increase is attributable to our policy of placing idle funds in higher yielding investment securities instead of federal funds sold when possible. It is generally our policy to designate our marketable investment securities as available-for-sale and all securities were so designated at June 30, 2002.

Loans
-----

We continued to experience strong loan growth during the first six months of 2002. Net loans increased $25,740,971, or 31.6%, from December 31, 2001 to June 30, 2002. As shown below, the main components of growth in the loan portfolio were real estate mortgage loans, which increased 37.43%, or $11,141,024, from December 31, 2001. In addition, real estate construction loans increased 17.91 %, or $7,915,318. Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:
                                               June 30,          December 31,
                                                 2002                2001
                                             ----------------- -----------------
 Real estate - construction                   $  52,112,174     $   44,196,856
 Real estate - mortgage
                                                 40,908,029         29,767,005
 Commercial and industrial
                                                  8,564,056          6,601,411
 Consumer and other                               6,949,141          2,113,472
                                              -------------     --------------

Gross loans outstanding, end of period        $ 108,533,400     $   82,678,744
                                              =============     ==============

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                                June 30,
                                                        ------------------------
                                                            2002        2001
                                                        ------------  ----------
 Loans:   Nonaccrual loans                               $  91,000     $      -

 Accruing loans more than 90 days past due               $       -     $      -

 Loans identified by the internal review mechanism:

    Criticized                                           $       -     $      -

    Classified                                           $       -     $      -

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)



Risk Elements in the Loan Portfolio
-----------------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                            June 30,
                                                    ------------------------
                                                        2002        2001
                                                    ------------  ----------
 Balance, January 1,                                $  1,114,411  $   455,000
Provision for loan losses for the period                 307,417      660,000
 Net loans (charged-off) recovered for the
   period                                                 81,828         (589)
                                                    -----------   -----------

   Balance, end of period                           $  1,340,000  $ 1,114,411
                                                    ============  ===========

 Gross loans outstanding, end of period             $108,503,400   82,678,844

 Allowance for loan losses to loans outstanding             1.23%        1.35%


Deposits
--------

At June 30, 2002, total deposits increased by $18,774,551, or 17.67%, from December 31, 2001. The largest increase was in other time deposits, which consist of time certificate of deposits under $100,000. This category increased by $8,774,585, or 18.71%, from December 31, 2001 to June 30, 2002. At June 30,
2002, certificates of deposit included brokered deposits totaling $15,430,972. Brokered deposits decreased $5,686,222, or 26.9%, from December 31, 2001. Even though total brokered deposits decreased, we have determined that the cost of funds using brokered deposits is reasonable in comparison to the cost of obtaining traditional deposits and therefore we plan to continue to use these deposits in 2002 to meet funding needs. Expressed in percentages, non-interest-bearing deposits increased 29.47% and interest-bearing deposits increased 16.7% from December 31, 2001 to June 30, 2002.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                     June 30,       December 31,
                                                      2002              2001
                                                 ----------------  -------------
 Non-interest-bearing demand deposits             $  10,320,165     $  7,971,383

 Interest-bearing demand deposits                     8,177,290        7,546,335
 Savings deposits                                    10,352,191        7,320,919
 Time deposits $100,000 and over                     40,516,022       36,527,065
 Other time deposits                                 55,676,390       46,901,805
                                                  -------------     ------------

                                                  $ 125,042,058     $106,267,507
                                                  =============     ============

Advances from the Federal Home Loan Bank
----------------------------------------

As of June 30, 2002, there were advances totaling $2,700,000 from the Federal Home Loan Bank outstanding. We use borrowings from The Federal Home Loan Bank of Atlanta as a source of liquidity and to fund loans when appropriate. When we have borrowed in the past we have pledged investment securities as collateral against the advances. We intend to begin collateralizing advances with a blanket lien on real estate loans during the third quarter of 2002. This will enhance our sources of liquidity by increasing our ability to borrow from The Federal Home Loan Bank of Atlanta.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity
---------

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 81.81% at June 30, 2002 and 76.36% at December 31, 2001.

Securities available-for-sale, which totaled $31,217,052 at June 30, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2002, unused lines of credit totaled $4,000,000.

Capital Resources
-----------------

Total shareholders' equity increased from $10,850,297 at December 31, 2001 to $17,896,847 at June 30, 2002. The increase is due to net income for the period of $312,293, an increase in the fair value of securities available for sale of $274,603 (net of income tax effect), proceeds from our secondary stock offering of $6,126,158, and proceeds from the exercise of stock warrants by a director of $333,336.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2002.

The following table summarizes our risk-based capital at June 30, 2002:

Shareholders' equity                                         $ 17,896,847
Less: intangibles                                                       0
                                                             ------------
Tier 1 capital                                                 17,896,847
Plus: allowance for loan losses (1)                             1,340,000
                                                             ------------
Total capital                                                $ 19,236,847
                                                             ============
Risk-weighted assets                                         $106,697,000
                                                             ============
Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                            16.77%
Total capital (to risk-weighted assets)                             18.02%
Tier 1 capital (to total average assets)                            12.89%

(1) limited to 1.25% of risk-weighted assets

Regulatory Matters
------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------


Item 1. Legal Proceedings

         On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 1,331,250 shares of common stock of the bank were exchanged for 1,331,250 shares of common stock of the company. Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange. Cede & Co., the record holder of the remaining originally issued 43,750 shares of the bank's common stock, dissented from the bank's reorganization into a holding company structure. The bank has an obligation to purchase this dissenting shareholder's shares for fair value as of May 18, 2001. The bank has determined through the aid of an appraiser that these shares were worth $8.44 per share as of May 18, 2001. The dissenting shareholder, however, claimed that the shares were worth $20.20 per share. The number of shares and prices per share have been adjusted to reflect a 25% share dividend declared by the board of directors on August 16, 2001. To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001. Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account have subsequently replaced Cede & Co. as the real shareholders in interest. The parties have concluded discovery and are waiting for the case to be scheduled for the trial. Following adjudication by the court, the bank will be obligated to purchase the dissenting shareholder's shares for the judicially determined fair market value.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There was one matter submitted to a vote of security holders during the six months ended June 30, 2002 at our annual meeting of shareholders held on June 30, 2002.

This one matter was the election of four members of the board of directors as Class II directors for a three-year term.

Our bylaws provide that the board of directors shall be divided into three classes with each class to be nearly equal in number as possible. The bylaws also provide that the three classes of directors are to be staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are: A.C. Aukerman, Joseph S. Black, Rick A. Duncan, and Dale K. Geeslin. The current Class II directors are: Malcolm R. Godwin, William Robert Hancock, Jr., Vincent
M. Rossetti, and Donnie H. Russell. The current Class III directors are Thomas
G. Sellmer, Ira P. Shepherd, III, Enrico A. Stanziale, and James H. Webb, Jr. The current terms of the Class II directors expired at the annual meeting. Each of the four current class II directors was nominated for election and stood for election at the annual meeting on June 20, 2002 for a three-year term. The number of votes for the election of the Class II directors was as follows: Mr. Godwin, 1,106,953; Mr. Hancock, 1,106,953; Mr. Rossetti, 1,106,953; Mr. Russell,
1,106,953. The number of votes, which withheld authority for Mr. Godwin, -0-; withheld authority for Mr. Hancock, -0-; withheld authority for Mr. Rossetti, -0-; and withheld authority for Mr. Russell, -0-. The number of votes against the election of directors was as follows; against Mr. Godwin, -0-; against Mr. Hancock, -0-; against Mr. Rossetti, -0-; and against Mr. Russell, -0-. The terms of the Class III directors will expire at the end of the 2003 annual shareholders' meeting.

A majority vote was attained for the above matter and therefore approved and recorded in the company's minute book from the annual meeting of shareholders. There were no other matters voted on by the company's shareholders at our annual meeting held on June 20, 2002.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

       (a) Exhibits -  None.

       (b) Reports on Form 8-K - There were no Reports on Form 8-K filed during the second quarter ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORGIA BANCSHARES, INC.


Date: August 9, 2002          By:      /s/ Ira P. Shepherd, III
                                       ----------------------------------------
                                       Ira P. Shepherd, Jr.
                                       President & Chief Executive Officer


                              By:      /s/ Clyde A. McArthur
                                       ----------------------------------------
                                       Clyde A. McArthur
                                       Principal Accounting Officer