Form 10QSB
period 2002-09-30
GEORGIA BANCSHARES INC//
filed 2002-11-13
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934 For the quarterly period ended September 30, 2002

       Transition report under Section 13 or 15(d) of the Exchange Act For the
---    transition period from                 to
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


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,337,573 shares of common stock, par value $.01 per share, were issued and outstanding as of November 6, 2002.

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

        Condensed Consolidated Balance Sheets - September 30, 2002
            and December 31, 2001............................................3

        Condensed Consolidated Statements of Income -
        Three months ended September 30, 2002 and 2001.......................4
        Nine months ended September 30, 2002 and 2001........................5

        Condensed Consolidated Statements of Shareholders' Equity and
            Comprehensive Income -
        Nine months ended September 30, 2002.................................6

        Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001................................7

        Notes to Condensed Consolidated Financial Statements..............8-11

Item 2. Management's Discussion and Analysis or Plan of Operation........12-18

Item 3. Controls and Procedures.............................................18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................19

Item 2. Changes in Securities and Use of Proceeds...........................19

Item 3. Defaults Upon Senior Securities.....................................19

Item 4. Submission of Matters to a Vote of Security Holders.................19

Item 5. Other Information...................................................19

Item 6. Exhibits and Report on Form 8-K.....................................19

Signature Page..............................................................20


                            GEORGIA BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets
                                                                                         September 30,         December 31,
                                                                                             2002                  2001
                                                                                       ------------------    -----------------
                                                                                          (Unaudited)

Assets:

    Cash and cash equivalents                                                              $   5,516,129         $  2,398,135
    Interest-bearing deposits with other banks                                                   342,345              797,761
    Federal funds sold                                                                           924,000            8,564,000
                                                                                           -------------         ------------
                                                                                           $   6,782,474         $ 11,759,896
                                                                                           -------------         ------------

Investment Securities:
   Securities available-for-sale                                                              34,258,557           21,891,389
                                                                                           -------------         ------------
                                                                                              34,258,557           21,891,389

Loans, net                                                                                   123,345,340           81,452,429

Accrued Interest Receivable                                                                      954,380              665,572
Premises and equipment, net                                                                    3,500,018            1,893,109
Other assets                                                                                     756,089            1,087,983
                                                                                           -------------         ------------
    Total assets                                                                           $ 169,596,858        $ 118,750,378
                                                                                           =============        =============

Liabilities:
  Deposits:
    Non-interest-bearing                                                                   $   9,080,061         $  7,971,383
    NOW                                                                                        9,150,995            7,546,335
    Savings                                                                                    9,535,119            7,320,919
    Time deposits $100,000 and over                                                           56,017,898           36,527,065
    Other time deposits                                                                       63,161,742           46,901,805
                                                                                           -------------         ------------
                                                                                             146,945,815          106,267,507
                                                                                           -------------         ------------

  Securities sold under agreement to repurchase                                                2,993,951                   --
  Federal Home Loan Bank Advances                                                                     --                   --
  Note Payable                                                                                        --              400,000
  Stock purchase obligation                                                                      369,250              369,250
  Accrued interest payable                                                                       457,781              692,430
  Other liabilities                                                                              562,118              170,894
                                                                                           -------------         ------------

    Total liabilities                                                                        151,328,915          107,900,081
                                                                                           -------------         ------------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized, 2,337,573 shares issued and outstanding at September 30, 2002,
    1,663,963 shares issued and outstanding at December 31, 2001                                  14,961               10,650
  Capital surplus                                                                             17,199,823           10,744,640
  Retained earnings                                                                              623,256              104,882
  Accumulated other comprehensive income (loss)                                                  429,903               (9,715)
                                                                                           -------------         ------------
                                                                                              18,267,943           10,850,457
    Cost of 16 shares of common stock held by the Company                                             (0)                (160)
                                                                                           -------------         ------------
   Total shareholders' equity                                                                 18,267,943           10,850,297
                                                                                           -------------         ------------

    Total liabilities and shareholders' equity                                             $ 169,596,858         $118,750,378
                                                                                           =============         ============

                   See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                 ---------------------------------------
                                                                                       2002                  2001
                                                                                 -----------------     -----------------
Interest income:
  Loans, including fees                                                              $  2,232,453          $  1,717,034
  Investment securities                                                                   378,732               306,718
  Federal funds sold and interest on FHLB balances                                          9,452                77,187
                                                                                     ------------          ------------

      Total
                                                                                        2,620,637             2,100,939
                                                                                     ------------          ------------
Interest expense:
  Deposit accounts                                                                      1,260,859             1,266,296
  Securities sold under agreements to repurchase                                           15,323                   700
  Other interest                                                                            5,039                23,832
                                                                                     ------------          ------------
       Total                                                                            1,281,221             1,290,828
                                                                                     ------------          ------------

Net interest income                                                                     1,339,416               810,111
Provision for loan losses                                                                 291,733               140,000
                                                                                     ------------          ------------
Net interest income after provision for loan losses                                     1,047,683               670,111
                                                                                     ------------          ------------

Other income:
  Service charges on deposit accounts                                                      42,220                32,615
  Other charges, commissions and fees                                                      19,325                 8,281
  Investment security transactions, net                                                    94,481                     0
                                                                                     ------------          ------------
      Total                                                                               156,026                40,896
                                                                                     ------------          ------------

Other expense:
  Salaries and employee benefits                                                          558,896               370,478
  Occupancy expense                                                                        85,966                62,138
  Data Processing                                                                          75,594                48,484
  Legal and Accounting                                                                     25,881                65,322
  Other operating expenses                                                                148,519               127,122
                                                                                     ------------          ------------
      Total                                                                               894,856               673,544
                                                                                     ------------          ------------

Income before income taxes                                                                308,853                37,463
Income tax expense                                                                        102,774                17,462
                                                                                     ------------          ------------

Net income                                                                           $    206,079          $     20,001
                                                                                     ============          ============

Basic earnings per share                                                             $       0.09          $       0.01
Diluted earnings per share                                                           $       0.07          $       0.01



            See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                 ---------------------------------------
                                                                                       2002                  2001
                                                                                 -----------------     -----------------
Interest income:
  Loans, including fees                                                              $  5,784,467          $  4,624,184
  Investment securities                                                                 1,083,140               880,744
  Federal funds sold and interest on FHLB balances                                         40,558               179,474
                                                                                     ------------          ------------

      Total                                                                             6,908,165             5,684,402
                                                                                     ------------          ------------

Interest expense:
  Deposit accounts                                                                      3,452,619             3,284,305
  Securities sold under agreements to repurchase                                           61,102                 1,878
  Other interest                                                                           18,488                93,225
                                                                                     ------------          ------------
      Total                                                                             3,532,209             3,379,408
                                                                                     ------------          ------------

Net interest income                                                                     3,375,956             2,304,994
Provision for loan losses                                                                 599,150               445,000
                                                                                     ------------          ------------
Net interest income after provision for loan losses                                     2,776,806             1,859,994
                                                                                     ------------          ------------

Other income:
  Service charges on deposit accounts                                                     127,039                75,878
  Other charges, commissions and fees                                                      48,701                26,333
  Investment security transactions, net                                                   178,348                   625
                                                                                     ------------          ------------
      Total                                                                               354,088               102,836
                                                                                     ------------          ------------

Other expense:
  Salaries and employee benefits                                                        1,436,089               944,783
  Occupancy expense                                                                       251,330               161,486
  Data Processing                                                                         226,990               135,943
  Legal and Accounting                                                                     85,904               101,737
  Other operating expenses                                                                435,776               342,126
                                                                                     ------------          ------------
      Total                                                                             2,436,089             1,686,075
                                                                                     ------------          ------------

Income before income taxes                                                                694,805               276,755
Income tax expense                                                                        176,432                65,198
                                                                                     ------------          ------------

Net income                                                                           $    518,373          $    211,557
                                                                                     ============          ============

Basic earnings per share                                                             $       0.25          $       0.12
Diluted earnings per share                                                           $       0.20          $       0.09



            See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.

 Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
                  for the Nine Months Ended September 30, 2002
                                   (Unaudited)

                                                                                                      Accumulated
                                  Common Stock                                                           Other
                            ------------------------   Treasury    Additional Paid-in   Retained     Comprehensive
                             Shares          Amount     Stock           Capital         Earnings         Income           Total
                            --------        --------   --------    ------------------   --------     -------------    ------------
Balance,
 December 31, 2001          1,663,963       $ 10,650    $ (160)      $10,744,640        $ 104,882     $   (9,715)     $ 10,850,297

Proceeds of stock sale        621,527          3,965                   6,122,193                                         6,126,158

Proceeds from exercise of
stock warrants                 52,083            346                     332,990                                           333,336

Proceeds from sale of
treasury stock                                             160                                                                 160

Net income for the period                                                                 518,373                          518,373

Other comprehensive
 income, net of tax $221,465                                                                             439,618           439,618
                                                                                                                           -------

Comprehensive income                -              -         -                 -                -              -           957,991
                            ---------       --------    ------       -----------        ---------     ----------      ------------

Balance,
September 30, 2002          2,337,573       $ 14,961    $   (0)      $17,199,823        $ 623,255     $  429,903      $ 18,267,942
                            =========       ========    ======       ===========        =========     ==========      ============


            See notes to condensed consolidated financial statements.


                            GEORGIA BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                 --------------------------------------
                                                                                      2002                   2001
                                                                                 ----------------      ----------------

Cash flows from operating activities:
  Net income                                                                         $   518,373           $   211,557
  Adjustments to reconcile net income to net cash provided by operating activities:
    Premium amortization net of discount accretion                                        78,934                48,567
    Depreciation                                                                         113,172                70,529
    Deferred income taxes                                                                (14,665)              (40,858)
    Provision for loan losses                                                            599,150               445,000
    (Increase) in interest receivable                                                   (288,808)             (286,799)
    Increase (decrease) in interest payable                                             (234,649)              421,020
    (Increase) in other assets                                                          (432,355)             (616,998)
    Increase in other liabilities                                                        391,224               230,199
                                                                                     -----------           -----------
     Net cash provided by operating activities                                           730,376               482,217
                                                                                     -----------           -----------

Cash flows from investing activities:
  Net decrease in interest bearing deposits with other banks                             455,415              (410,644)
  Net decrease in Federal funds sold                                                   7,640,000            (5,912,000)
  Purchases of securities available-for-sale                                         (23,934,505)          (19,696,522)
  Maturities of securities available-for-sale                                          1,580,000             3,700,000
  Proceeds from sales and paydowns of available-for-sale                              10,741,400             5,077,248
  Net increase in loans                                                              (42,298,494)          (31,676,227)
  Purchases of premises and equipment                                                 (1,428,136)             (472,952)
                                                                                     -----------           -----------
    Net cash used by investing activities                                            (47,244,320)          (49,391,097)
                                                                                     -----------           -----------

Cash flows from financing activities:
  Net increase in deposits                                                            40,678,308            51,776,101
  Net increase in securities sold under agreements to repurchase                       2,993,816                    --
  Net (decrease) in Federal Home Loan Bank advances                                           --            (2,500,000)
  Net decrease in notes payable to others                                               (400,000)                   --
  Net proceeds from sale of common stock                                               6,359,654                    --
  Net proceeds from sale of treasury stock                                                   160                    --
    Net cash provided by financing activities                                         49,631,938            49,276,101
                                                                                     -----------           -----------

Net increase (decrease) in cash and cash equivalents                                   3,117,994               367,221

Cash and cash equivalents, beginning of period                                         2,398,135             2,860,581
                                                                                     -----------           -----------

Cash and cash equivalents, end of period                                             $ 5,516,129           $ 3,227,802
                                                                                     ===========           ===========

Cash paid during the period for:
 Income taxes                                                                        $   304,232           $   140,738
 Interest                                                                            $ 3,824,198           $ 3,110,097


            See notes to condensed consolidated financial statements.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Georgia Bancshares, Inc. 2001 Annual Report.


NOTE 2 - CRITICAL ACCOUNTING POLICIES
-------------------------------------

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

NOTE 3 - OFF-BALANCE SHEET RISK
-------------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $29,873,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral generally consists of commercial and residential real estate. Other types of collateral may be accepted but it is our general practice not to lend on accounts receivable, inventory, property, plant and equipment.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine-month periods ended September 30, 2002 and 2001.

                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                                 ---------------  ----------------  ---------------
 For the nine months Ended September 30, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period       $    661,083     $  (221,465)      $   439,618
 Plus: reclassification adjustment for gains (losses)
   realized in net income                                                     -               -                 -
                                                                   ------------     -----------       -----------
  Net unrealized gains (losses) on securities                           661,083        (221,465)          439,618
                                                                   ------------     -----------       -----------
 Other comprehensive income                                        $    661,083     $  (221,465)      $   439,618
                                                                   ============     ===========       ===========


                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                                 ---------------  ----------------  ---------------
 For the nine months Ended September 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period       $    320,083     $  (108,828)      $   211,255
 Plus: reclassification adjustment for gains (losses)
   realized in net income                                                     -               -                 -
                                                                   ------------     -----------       -----------
 Net unrealized gains (losses) on securities                            320,083        (108,828)          211,255
                                                                   ------------     -----------       -----------
 Other comprehensive income                                        $    320,083     $  (108,828)      $   211,255
                                                                   ============     ===========       ===========


Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - EARNINGS PER SHARE
---------------------------

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

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                         2002             2001
                                                                                    ---------------  ---------------

 Net income per share - basic computation:

 Net income available to common shareholders                                        $   206,079      $    20,001
                                                                                    ===========      ===========

 Average common shares outstanding - basic                                            2,337,573        1,664,062
                                                                                    ===========      ===========

 Net income per share - basic                                                       $      0.09      $      0.01
                                                                                    ===========      ===========

 Net income per share - diluted computation:

 Net income available to common shareholders                                        $   206,079      $    20,001
                                                                                    ===========      ===========

 Average common shares outstanding - basic                                            2,337,573        1,664,062
                                                                                    ===========      ===========

 Incremental shares from assumed conversions:
   Stock options                                                                        641,514          582,915
                                                                                    -----------      -----------

 Average common shares outstanding - diluted                                          2,979,087        2,246,977
                                                                                    -----------      -----------

 Net income per share - diluted                                                     $      0.07      $      0.01
                                                                                    ===========      ===========


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)





NOTE 5 - EARNINGS PER SHARE (continued)
---------------------------------------

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                         2002             2001
                                                                                    ---------------  ---------------

 Net income per share - basic computation:

 Net income available to common shareholders                                        $   518,375      $   191,556
                                                                                    ===========      ===========

 Average common shares outstanding - basic                                            2,092,426        1,664,062
                                                                                    ===========      ===========

 Net income per share - basic                                                       $      0.25      $      0.12
                                                                                    ===========      ===========

 Net income per share - diluted computation:

 Net income available to common shareholders                                        $   518,375       $  191,556
                                                                                    ===========      ===========

 Average common shares outstanding - basic                                            2,092,426        1,664,062
                                                                                    ===========      ===========

 Incremental shares from assumed conversions:
   Stock options                                                                        644,242          559,572
                                                                                    -----------      -----------

 Average common shares outstanding - diluted                                          2,736,668        2,223,634
                                                                                    -----------      -----------

 Net income per share - diluted                                                     $      0.20      $      0.09
                                                                                    ===========      ===========

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


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

Results of Operations for the three months ended September 30, 2002 compared to the three months ended September 30, 2001

Net Interest Income
-------------------

For the three months ended September 30, 2002, net interest income increased $529,305, or 65.3%, to $1,339,416, as compared to $810,111 for the same period in 2001. Interest income from loans, including fees, increased $515,419, or 30%, for the three months ended September 30, 2002 as compared to the same period in 2001 due to strong loan growth in our commercial real estate and construction loans. Income on investment securities, federal funds sold and interest bearing deposits increased $4,279 for the three months ended September 30, 2002. Interest expense at September 30, 2002 was $1,281,221 compared to $1,290,828 for the same period in 2001.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended September 30, 2002, the provision charged to expense was $291,733 as compared to $140,000 for the same period in 2001. The total loan loss allowance represented 1.3% and 1.2% of gross loans at September 30, 2002 and 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. During 2002 we have increased our loan loss allowance commensurate with our growth in outstanding loan balances. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a isk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


Non-interest Income
-------------------

Non-interest income during the three months ended September 30, 2002 was $156,026, compared to $40,896 during the comparable period in 2001. The increase is primarily a result of an increase in service charge and fee income of $20,649 and income on security transactions totaling $94,481. The funds from sales of securities during the three months ended September 30, 2002 were primarily used to increase funding for the loan loss reserve.

Non-Interest Expense
--------------------

Total non-interest expense for the three months ended September 30, 2002 was $894,856, or 32.9% higher than the $673,544 for the three months ended September 30, 2001. The largest increase in non-interest expense was in personnel costs, which increased from $370,478 at September 30, 2001 to $558,896 for the three months ended September 30, 2002. The increase is attributable to normal pay increases and the hiring of additional personnel to support our growth during the prior twelve months and to staff our new office, which is projected to open in early November. Occupancy expense increased to $85,966 from $62,138. This increase is attributable to the opening of our Newnan branch and the leasing of an office suite to house our back room support staff. The leasing of this facility was necessary to support our continued growth. When our new main office facility opens in late 2002, we will move the staff at this office to the new main office and discontinue the lease of the office suite. Data processing costs rose to $75,594 from $48,484, an increase of $27,110, or 55.9%, over the comparable period in 2001. This increase is attributable to our growth and increased number of accounts and volume of items processed. Legal and accounting expenses decreased by $39,441, or 60.4%, to $25,881 during the three months ended September 30, 2002 compared to the same period in 2001. For the three months ended September 30, 2002, other operating expenses increased $21,397 to $148,519 as compared to the same period in 2001.

Income Taxes
------------

The income tax provision for the three months ended September 30, 2002 was $102,774 compared to $17,462 for the same period in 2001. The increase in the income tax provision is a result of increased income before taxes.

Net Income
----------

The combination of the above factors resulted in net income for the three months ended September 30, 2002 of $206,079 as compared to $20,001 for the same period in 2001. This represents an increase of $186,078 over the same period in 2001.

Results of Operations for the nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Net Interest Income
-------------------

For the nine months ended September 30, 2002, net interest income increased $1,070,962, or 46.5%, to $3,375,956, as compared to $2,304,994 for the same period in 2001. Interest income from loans, including fees, increased $1,160,283, or 25.1%, for the nine months ended September 30, 2002 as compared to the same period in 2001 due to strong loan growth in our commercial real estate and construction loans. Income on investment securities, federal funds sold and interest bearing deposit balances contributed to the increase in net interest income with an increase of $63,480 for the nine months ended September 30, 2002. Interest expense at September 30, 2002 was $3,532,209 compared to $3,379,408 for the same period in 2001.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2002, the provision charged to expense was $599,150 as compared to $445,000 for the same period in 2001. The total loan loss allowance represented 1.3% and 1. 2% of gross loans at September 30, 2002 and 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. During 2002 we have increased our loan loss allowance commensurate with our growth in outstanding loan balances. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Non-interest Income
-------------------

Non-interest income during the nine months ended September 30, 2002 was $354,088, compared to $102,836 during the comparable period in 2001. The increase is primarily a result of an increase in service charges on deposit accounts of $51,161 and income on security transactions totaling $178,348. Security transaction income consisted of gains on the sale of several government agency securities, out of state municipal securities, and the sale of 150 shares of Community Financial Services, Inc., the parent company of The Bankers Bank. A portion of the funds from these sales was used to increase the funding for the loan loss reserve with the remainder reinvested in other securities.

Non-Interest Expense
--------------------

Total non-interest expense for the nine months ended September 30, 2002 was $2,436,089, or 44.5% higher than the $1,686,075 for the nine months ended September 30, 2001. The largest increase in non-interest expense was in personnel costs, which increased from $944,783 at September 30, 2001 to $1,436,089 for the nine months ended September 30, 2002. The increase is attributable to normal pay increases and the hiring of additional personnel to support our growth. Additional personnel included loan origination and support staff, back office personnel and personnel to staff our Newnan branch which opened in July of 2001, and personnel for our new facility at 100 Westpark Drive, which is scheduled to open in early November 2002. Occupancy expense increased to $251,330 from $161,486 during the nine months ended September 30, 2002 as compared to the same period during 2001. This increase is attributable to the opening of our Newnan branch and the leasing of an office suite to house our back room support staff. The leasing of this facility was necessary to support our continued growth. When our new main office facility opens in late 2002, we will move the staff at this office to the new main office and discontinue the lease of the office suite. For the nine months ended September 30, 2002, data processing costs rose to $226,990 from $135,943, an increase of $91,047, or 67%, over the comparable period in 2001. This increase is attributable to our growth and increased number of accounts and volume of items processed. Accounting and legal expenses decreased from $101,737 to $85,904, a decrease of $15,833, or 18.4%. Other operating expenses increased to $435,776 from $342,126, an increase of $93,650, or 27.4%, over the same period in 2001. Included in this variance is a recovery of a disputed check in the amount of $25,713. This check was charged-off in December 2001 and recovered in April 2002. Without this recovery, other operating expenses would have increased $103,530, or 23.3%. This increase is attributable to costs associated with our continued growth, including credit-associated costs and regulatory related fees.

Income Taxes
------------

The income tax provision for the nine months ended September 30, 2002 was $176,432 compared to $65,198 for the same period in 2001. The increase in the income tax provision is a result of increased income before taxes.

Net Income
----------

The combination of the above factors resulted in net income for the nine months ended September 30, 2002 of $518,373 as compared to $211,557 for the same period in 2001. This represents an increase of $306,816, or 145% over the same period in 2001.

Assets and Liabilities
----------------------

During the first nine months of 2002, total assets increased $50,846,480, or 42.8%, when compared to December 31, 2001. The primary source of growth in assets was net loans, which increased $41,892,911 during the first nine months of 2002. Federal funds sold decreased $7,640,000 from December 31, 2001 to $924,000 at September 30, 2002. Because our return from federal funds sold is relatively small, we attempt to maintain our federal funds sold at a level consistent with our minimum operating needs and we invest excess funds in higher earning securities or loans. Investments increased $12,367,168, or 56.5%, during the first nine months of 2002. The increase is attributable to our policy of placing idle funds in higher yielding investment securities instead of federal funds sold when possible. Total deposits also increased $40,678,308, or 38.3%, from the December 31, 2001 amount of $106,267,507. At September 30, 2002, we had $2,993,951 outstanding in securities sold under agreements to repurchase. At December 31, 2001, this balance was $0. These balances represent our Commercial Sweep Account for corporate customers. Our Commercial Sweep product is a non-FDIC insured product. We have three accounts in this category and the majority of the

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


balance is attributable to one local customer. In order to fund loan growth, we also utilize advances from the Federal Home Loan Bank of Atlanta. At September 30, 2002, we had borrowings under our agreement with The Federal Home Loan Bank of Atlanta of $0. At December 31, 2001, there were no advances outstanding.

Investment Securities
---------------------

Investment securities increased from $21,891,389 at December 31, 2001 to $34,258,557 at September 30, 2002. The increase is attributable to our policy of placing idle funds in higher yielding investment securities instead of federal funds sold when possible. It is generally our policy to designate our marketable investment securities as available-for-sale and all securities were so designated at September 30, 2002.

Loans
-----

We continued to experience strong loan growth during the first nine months of 2002. Gross loans increased $42,298,494, or 51.2%, from December 31, 2001 to September 30, 2002, and net loans increased $41,892,911, or 51.4%, As shown below, the main components of growth in the loan portfolio were real estate mortgage loans, which increased 57.7%, or $17,161,689, from December 31, 2001. In addition, real estate construction loans increased 41.4 %, or $18,314,952. Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                 September 30,     December 31,
                                                     2002              2001
                                                ---------------   --------------
 Real estate - construction                     $  62,511,808     $  44,084,952
 Real estate - mortgage                            46,928,694        29,767,005
 Commercial and industrial                         10,213,117         6,601,411
 Consumer and other                                 5,323,619         2,113,472
                                                -------------     -------------

Gross loans outstanding, end of period          $ 124,977,238     $  82,566,840
                                               ===============   ==============


Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                                 September 30,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
 Loans:   Nonaccrual loans                                  $ 36,000    $      -

 Accruing loans more than 90 days past due                  $      -    $      -

 Loans identified by the internal review mechanism:

    Criticized                                              $      -    $      -

    Classified                                              $      -    $      -

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


Risk Elements in the Loan Portfolio
-----------------------------------
Activity in the Allowance for Loan Losses is as follows:


                                                                                           September 30,
                                                                                --------------------------------
                                                                                     2002              2001
                                                                                ---------------   --------------
 Balance, January 1,                                                            $   1,114,411     $     455,000

Charge-offs:
     Domestic:
        Commercial, financial and agricultural                                         56,190                 0
        Real estate-construction                                                            0                 0
        Real estate-mortgage                                                                0                 0
        Installment loans to individuals                                               26,566               589
        Lease financing                                                                     0                 0
     Foreign                                                                                0                 0
                                                                                -------------     -------------
                                                                                       82,756               589
                                                                                -------------     -------------

Recoveries:
     Domestic:
        Commercial, financial and agricultural                                              0                 0
        Real estate-construction                                                            0                 0
        Real estate-mortgage                                                                0                 0
        Installment loans to individuals                                                1,093
        Lease financing                                                                     0                 0
     Foreign                                                                                0                 0
                                                                                -------------     -------------
                                                                                $       1,093                 0
                                                                                -------------     -------------

Net charge-offs                                                                 $      81,663     $         589
                                                                                -------------     -------------
Additions charged to operations                                                 $     599,150     $     660,000
                                                                                -------------     -------------
 Balance at end of period                                                       $   1,631,898     $   1,114,411
                                                                                =============     =============
Ratio of net charge-offs during the period to average loans outstanding
during the period                                                                      .0008%            .0000%
 Average loans outstanding during the period                                    $ 102,556,156     $  62,006,432
 Gross loans outstanding, end of period                                         $ 124,977,238     $  82,566,840
 Allowance for loan losses to loans outstanding                                         1.31%             1.35%


Deposits

At September 30, 2002, total deposits increased by $40,678,308, or 38.3%, from December 31, 2001. The largest increase was in time deposits $100,000 and over. This category increased by $19,490,833, or 53.4%, from December 31, 2001 to September 30, 2002. At September 30, 2002, certificates of deposit included brokered deposits totaling $26,659,478. We have determined that the cost of funds using brokered deposits is reasonable in comparison to the cost of obtaining traditional deposits and therefore we plan to continue to use these deposits in 2002 to meet funding needs. Expressed in percentages, non-interest-bearing deposits increased 13.9% and interest-bearing deposits increased 40.3% from December 31, 2001 to September 30, 2002.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                 September 30,     December 31,
                                                     2002              2001
                                                ---------------   --------------
 Non-interest-bearing demand deposits           $  9,080,061       $  7,971,383
 Interest-bearing demand deposits                  9,150,995          7,546,335
 Savings deposits                                  9,535,119          7,320,919
 Time deposits $100,000 and over                  56,017,898         36,527,065
 Other time deposits                              63,161,742         46,901,805
                                                ------------       ------------

                                                $146,945,815       $106,267,507
                                                ============       ============

Advances from the Federal Home Loan Bank
----------------------------------------

As of September 30, 2002, we had no advances from the Federal Home Loan Bank outstanding. We do use borrowings from the Federal Home Loan Bank of Atlanta as a source of liquidity and to fund loans when appropriate. When we have borrowed from the Federal Home Loan Bank in the past, we have pledged investment securities as collateral against the advances.

Liquidity
---------

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 83.4% at September 30, 2002 and 76.4% at December 31, 2001.

Securities available-for-sale, which totaled $34,258,557 at September 30, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2002, unused lines of credit totaled $4,000,000.

Capital Resources
-----------------

Total shareholders' equity increased from $10,850,297 at December 31, 2001 to $18,267,943 at September 30, 2002. The increase is due to net income for the period of $518,375, an increase in the fair value of securities available for sale of $439,618 (net of income tax effect), proceeds from our secondary stock offering of $6,126,158, and proceeds from the exercise of stock warrants by a director of $333,336.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2002.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


The following table summarizes our risk-based capital at September 30, 2002:

Shareholders' equity                                               $ 18,267,943
Less unrealized gain(loss) on available-for-sale-securities             429,903

Less: intangibles                                                             0
                                                                   ------------

Tier 1 capital                                                       17,838,040
Plus: allowance for loan losses (1)                                   1,631,898
                                                                   ------------

Total capital                                                      $ 19,469,938
                                                                   ============

Risk-weighted assets                                               $159,045,000
                                                                   ============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                                 11.22%
Total capital (to risk-weighted assets)                                  12.24%
Tier 1 capital (to total average assets)                                 12.69%

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


Item 3. Controls and Procedures
-------------------------------

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

         On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 1,664,062 shares of common stock of the bank were exchanged for 1,664,062 shares of common stock of the company. Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange. Cede & Co., the record holder of the remaining originally issued 54,687 shares of the bank's common stock, dissented from the bank's reorganization into a holding company structure. The bank has an obligation to purchase this dissenting shareholder's shares for fair value as of May 18, 2001. The bank has determined through the aid of an appraiser that these shares were worth $6.75 per share as of May 18, 2001. The dissenting shareholder, however, claimed that the shares were worth $16.16 per share. The numbers of shares and prices per share have been adjusted to reflect a 25% share dividend declared by the board of directors on August 16, 2001 and subsequent 25% share dividend declared by the board of directors on September 19, 2002. To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001. Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account have subsequently replaced Cede & Co. as the real shareholders in interest. The parties have concluded discovery and are waiting for the case to be scheduled for the trial. Following adjudication by the court, the bank will be obligated to purchase the dissenting shareholder's shares for the judicially determined fair market value. The parties have scheduled a mediation in the case for November 22, 2002.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

     (a)      Exhibits -  None
     (b)      Reports on Form 8-K:

The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

     99.1 The Company filed a Form 8-K on August 9, 2002 to disclose that the Chief Executive Officer, Ira P. Shepherd, III, and the Chief Financial Officer, Clyde A. McArthur, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 On September 19, 2002 Georgia Bancshares, Inc. reported that its Board of Directors had approved a 5-for-4 stock split of its common stock in the form of a 25% stock dividend, payable on or about October 15, 2002 to shareholders of record on September 25, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GEORGIA BANCSHARES, INC.


Date: November 9, 2002          By:        /s/ Ira P. Shepherd, III
                                         -----------------------------------
                                         Ira P. Shepherd, III
                                         President & Chief Executive Officer


                                By:        /s/ Clyde A. McArthur
                                         -----------------------------------
                                         Clyde A. McArthur
                                         Principal Accounting Officer

                              Certification by CEO
                              --------------------

I, Ira P. Shepherd, III, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Georgia Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 9, 2002
                                    /s/ Ira P. Shepherd, III
                                   -------------------------------------
                                   Ira P. Shepherd, III, Chief Executive Officer

                              Certification by CFO
                              --------------------

I, Clyde A. McArthur, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Georgia Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 9, 2002
                                 /s/ Clyde A. McArthur
                                ------------------------------------------
                                Clyde A. McArthur, Chief Financial Officer