Form 10KSB
period 2002-12-31
GEORGIA BANCSHARES INC//
filed 2003-03-26
CIK 1163308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year December 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ----------------
                        Commission file number 333-74710

                            Georgia Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

       Georgia                                          58-2646154
-----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

100 Westpark Drive
Peachtree, City, Georgia                                   30269
---------------------------                           ----------------
(Address of principal executive offices)                (Zip Code)

                                  770-631-9488
                                  ------------
                               (Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes X     No
                                                                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenue for the fiscal year ended December 31, 2002 was $9,985,218.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) as of March 6, 2003 was $25,181,560. This calculation was based on the average bid and asked price of such common equity on March 6, 2003.

     There were 2,337,573 shares of the issuer's common stock issued and outstanding, as of March 6, 2003.

     Transitional Small Business Disclosure Format.  (Check one): Yes      No X
                                                                     ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the issuer's proxy statement for the 2003 annual meeting of shareholders to be held on May 14, 2003 are incorporated by reference in Part III of this Form 10-KSB.

                                     PART I

Item 1.  Description of Business
--------------------------------

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     o significant increases in competitive pressure in the banking and financial services industries;

     o changes in the interest rate environment which could reduce anticipated or actual margins;

     o changes in political conditions or the legislative or regulatory environment;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

     o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     o   changes occurring in business conditions and inflation;

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     Georgia Bancshares, Inc. was incorporated as a Georgia corporation on December 21, 2000 and became the holding company for The Bank of Georgia on May 18, 2001 following the consummation of a statutory share exchange. Our bank commenced operations on February 18, 2000 and conducts a community-oriented commercial and retail banking business, focusing on the needs of individuals and small- to medium-sized businesses in Peachtree City, the rest of Fayette County, and portions of Coweta County in Georgia. On November 12, 2002, we opened a new office at 100 Westpark Drive, Peachtree City, Georgia. On January 3, 2003, we designated this office as our corporate headquarters and designated our former main office at 2008 Highway 54 West, Fayetteville, Georgia, as a branch office. Our goal is to operate the leading community bank in our market area. We intend to achieve this goal by increasing asset size through internal growth and branch expansion, providing personalized service with a community focus, hiring, developing, and retaining high caliber and motivated employees, maintaining high asset quality, and offering our customers a variety of competitive products and services.

Deposit Products

     We offer a full range of deposit products that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are offered at rates competitive to those offered in our market area. In addition, we offer retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

Other Banking Services

     Other bank services include drive up teller lanes and ATMs at each office, telephone banking, Visa check cards, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are also a member of the STAR and CIRRUS ATM networks. We believe that by being associated with shared networks of ATMs, we can better serve our current customers and attract new customers who are accustomed to the convenience of using ATMs. We also offer our own credit and debit cards.

Lending Activities

     General. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small businesses that are located, or conduct a substantial portion of their business, in the Fayette and Coweta County areas. The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Loan Losses" on page 19 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition -- Loans" on page 21.

     Real Estate Construction and Development Loans. At December 31, 2002, 54.01% of our loan portfolio was composed of personal and commercial real estate construction and land development loans. These loans are secured by the real estate for which construction is planned.

     Real Estate Mortgage Loans. Real estate mortgage loans include residential real estate loans and non-farm and non-residential real estate loans. Real estate mortgage loans are defined as any loan secured by real estate, other than for construction purposes, regardless of the purposes of the loan. These loans are secured generally by first or second mortgages on residential or commercial property. At December 31, 2002, real estate mortgage loans comprised 36.99% of our loan portfolio.

     Commercial, Financial and Agricultural Loans. At December 31, 2002, approximately 6.92% of our loan portfolio consisted of commercial, financial, and agricultural loans. These loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes. Generally, we secure our commercial loans with real estate instead of other business assets to provide greater security.

     Consumer Loans. At December 31, 2002, consumer loans made up approximately 1.7% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans. Automobiles and small recreational vehicles are pledged as security for loans associated with their purchase.

     At December 31, 2002, the remaining 0.38% of our loan portfolio was comprised of other loans consisting primarily of one tax free industrial development loan.

     Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which variances may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

     o Character - We evaluate whether the borrower has sound character and integrity by examining the borrower's history.
     o Capital - We evaluate the borrower's overall financial strength, as well as the equity investment in the asset being financed.
     o Collateral - We evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.
     o   Capacity - We evaluate the borrower's ability to service the debt.
     o Conditions - We underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

     It is our practice to obtain collateral for most loans to help mitigate the risk associated with lending. We generally limit our loan-to-value ratio to 80%. For example, we typically obtain a security interest in real estate for loans secured by real estate, including construction and development loans, and other commercial loans. For commercial loans, we typically obtain security interests in equipment and other company assets. For consumer loans used to purchase vehicles, we typically obtain appropriate title documentation. For secured loans that are not associated with real estate, or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, we obtain other available collateral such as stocks and bonds.

     Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan. Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan. In addition, commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates. Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower's employment status as the sole source of repayment. By following defined underwriting criteria as noted above, we can help to reduce these risks. Additionally we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We control risks by monitoring and limiting concentrations in our loan portfolio of any one type of loan.

     Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors' loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us.

     Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply to certain loan types or borrowers, in general we are subject to a loan-to-one-borrower limit. These limits increase or decrease as our capital increases or decreases. Unless we sell participations in loans to other financial institutions, we are not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these lending limits. Loans above our internal limit of $2 million but under our legal lending limit, which is approximately $3.1 million, are presented to our board of directors for board approval.

Competition

     We engage in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals. Our primary service area presently encompasses Peachtree City, as well as the rest of Fayette County, and portions of Coweta County. Based on relationships with our lending officers, we have a secondary lending area in neighboring Henry and Clayton Counties.

     The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Fayette and Coweta County area and elsewhere. As of June 30, 2002, there were 33 banking offices representing 12 financial institutions operating in Fayette County holding over $1.2 billion in deposits. In Coweta County, there were 24 offices representing 8 financial institutions holding over $725 million in deposits. We believe that our community bank focus, with our emphasis on service to small- to medium-sized businesses, individuals, and professional concerns, gives us an advantage in these markets. Nevertheless, a number of these competitors are well established in the Fayette and Coweta County area. Most of them have substantially greater resources and lending limits than we have and offer services, such as extensive and established branch networks and trust services that we do not currently provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

     At June 30, 2002, our market share of deposits in Fayette County was 10.5%. Because we did not open our branch office in Newnan until July 9, 2001, relevant market share data for Coweta County is not available.

Employees

     As of December 31, 2002, we had 34 full-time employees and 3 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

                           SUPERVISION AND REGULATION

     We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.


USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to elect to become financial holding companies. Bank holding companies that elect to become financial holding companies can engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

     The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

     The  Gramm-Leach-Bliley  Act also contains  provisions  regarding  consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

Georgia Bancshares, Inc.

     Because our holding company, Georgia Bancshares, Inc., owns the outstanding capital stock of our bank, our holding company is a bank holding company under the federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia.

     The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

     o   banking and managing or controlling banks;
     o   furnishing services to or performing services for its subsidiaries; and

     o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

     o   acquiring substantially all the assets of any bank;
     o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
     o   merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either Georgia Bancshares, Inc. has registered securities under Section 12 of the Securities Exchange Act of 1934, which we have done, or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure to challenge the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

     o   making or servicing loans and certain types of leases;
     o   engaging in certain insurance and discount brokerage activities;
     o   performing certain data processing services;
     o acting in certain circumstances as a fiduciary or investment or financial adviser;
     o   owning savings associations; and
     o   making  investments  in  certain   corporations  or  projects  designed
         primarily to promote community welfare.

     The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our holding company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank of Georgia- Dividends." Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. As a bank holding company registered under the Financial Institutions Code of Georgia, we must provide the Georgia Department of Banking and Finance with information regarding the financial, management, and operating condition of our holding company and bank.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

The Bank of Georgia

     Our bank, The Bank of Georgia, operates as a Georgia state bank incorporated under the laws of the State of Georgia and subject to examination by the Georgia Department of Banking and Finance. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

     The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of our bank's operations, including:

     o   security devices and procedures;
     o   adequacy of capitalization and loss reserves;
     o   loans;
     o   investments;
     o   borrowings;
     o   deposits;
     o   mergers;
     o   issuances of securities;
     o   payment of dividends;
     o   interest rates payable on deposits;
     o   interest rates or fees chargeable on loans;
     o   establishment of branches;
     o   corporate reorganizations;
     o   maintenance of books and records; and
     o adequacy of staff training to carry on safe lending and deposit gathering practices.

     The Georgia Department of Banking and Finance and the FDIC require banks to maintain certain capital ratios, impose limitations on banks' aggregate investment in real estate, bank premises, and furniture and fixtures, require banks to prepare quarterly reports on their financial condition, and require banks to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

     Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

     o   internal controls;
     o   information systems and audit systems;
     o   loan documentation;
     o   credit underwriting;
     o   interest rate risk exposure; and
     o   asset quality.

     Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institution's insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or
(3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds.
Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank's capital and surplus and, as to all affiliates combined, to 20% of our bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

     Our bank is also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Our bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

     Dividends. Georgia state law and the Georgia Department of Banking and Finance limit a state bank's ability to declare and pay dividends. A dividend may only be paid if: (i) the bank's dividend does not exceed 50% of the previous calendar year's net profit, after taxes, but before dividends; (ii) the bank's dividend is paid out of the retained earnings of the bank; (iii) the bank's total classified assets do not exceed 80% of Tier 1 capital plus the allowance for loan losses; and (iv) the ratio of Tier 1 capital to adjusted total assets of the bank is greater than or equal to 6%.

     Branching. Under current Georgia law, our bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, our bank may acquire existing branch operations in Georgia.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and certain other charges collected or contracted for by our bank are subject to state usury laws and certain federal laws concerning interest rates. The bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as:

     o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
     o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
     o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
     o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
     o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
     o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of our bank also are subject to:

     o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Capital Regulations. The FDIC and the Georgia Department of Banking and Finance have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and account for off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our bank or our holding company is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To quality as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."

     Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

     o   submit a capital restoration plan;
     o   raise additional capital;
     o   restrict their growth, deposit interest rates, and other activities;
     o   improve their management;
     o   eliminate management fees; or
     o   divest themselves of all or a part of their operations.

     These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

     Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

     Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.


Item 2.    Description of Property
----------------------------------

Properties

     We opened a new office on November 12, 2002 at 100 Westpark Drive, Peachtree City, Georgia. This new office was designated as our corporate main office on January 3, 2002. Our telephone number is (770) 631-9488. Our former main office located at 2008 Highway 54 West, Fayetteville, Georgia 30214 now operates as a full-service branch. In addition, we operate a full-service branch in Coweta County located at 471 U.S. Highway 29, Newnan, Georgia 30263. We own the facilities in Peachtree City and Newnan and lease the facility in Fayetteville.


Item 3.    Legal Proceedings.
-----------------------------

     On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 1,664,062 shares of common stock of the bank were exchanged for 1,664,062 shares of common stock of the company. Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange. Cede & Co., the record holder of the remaining originally issued 54,687 shares of the bank's common stock, dissented from the bank's reorganization into a holding company structure. The bank has an obligation to purchase this dissenting shareholder's shares for fair value as of May 18, 2001. The bank has determined through the aid of an appraiser that these shares were worth $6.75 per share as of May 18, 2001. The dissenting shareholder, however, claimed that the shares were worth $16.16 per share. The numbers of shares and prices per share have been adjusted to reflect a 5 for 4 stock split declared by the board of directors on August 16, 2001 and subsequent 5 for 4 stock split declared by the board of directors on September 19, 2002. To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001. Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account have subsequently replaced Cede & Co. as the real shareholders in interest. The parties have concluded discovery and are waiting for the case to be scheduled for the trial. Following adjudication by the court, the bank will be obligated to purchase the dissenting shareholder's shares for the judicially determined fair market value.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "GABA" since June 2, 2002. During the last two fiscal years, there was no public trading market for our common stock. As of January 7, 2003, we had approximately 529 shareholders of record.

     To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

            The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
-------------------------------- ------------------------------ ----------------------------- ------------------------------
                                                                                                  Number of securities
                                     Number of securities                                        remaining available for
                                         to be issued                 Weighted-average            future issuance under
                                 upon exercise of outstanding        exercise price of          equity compensation plans
                                 options, warrants and rights       outstanding options,          (excluding securities
                                 ----------------------------
Plan Category                                                       warrants and rights          reflected in column(a))
-------------                                                       -------------------          -----------------------
Equity compensation
plans approved by                           149,594                        $8.33                         201,042
security holders (1)

Equity compensation
plans not approved                          491,926                        $6.40                               0
by security holders

         Total                              641,520                                                      201,042

(1) The number of shares of common stock available under the 2001 Georgia Bancshares, Inc. Stock Incentive Plan will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

Stock Warrants

     Each of our organizers has received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during the initial public offering of our wholly owned subsidiary, The Bank of Georgia. Following the 5 for 4 stock split declared by our board of directors on August 16, 2001 and the 5 for 4 stock split declared by our board of directors on September 19, 2002, the exercise price has been adjusted to $6.40 per share. The warrants are represented by separate warrant agreements. One-third of the warrants vest on each of the first three anniversaries of the date of our bank's incorporation, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Georgia Department of Banking and Finance or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Overview

     Georgia Bancshares, Inc. is a Georgia corporation formed on December 21, 2000 to serve as the holding company for The Bank of Georgia, a Georgia state chartered bank incorporated on September 9, 1999. We commenced operations as The Bank of Georgia on February 18, 2000. On April 19, 2001, shareholders of The Bank of Georgia approved the reorganization of the bank into a holding company structure. Upon consummation of the reorganization on May 18, 2001, shares of the bank's common stock were exchanged for shares of the holding company's common stock. On July 9, 2001, we expanded our operations by opening our first branch in Newnan, Georgia. In November 2002, we opened an office at 100 Westpark Drive in Peachtree City, Georgia. On January 3, 2003 we designated that office as our corporate main office. Our former main office at 2008 Highway 54 West, Fayetteville remains open as a branch office. An additional branch office will be opening in Tyrone, Georgia in mid-summer 2003 and we continue to look for other potential branch locations.

     We conduct a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small-to medium-sized businesses. From the outset we have grown rapidly, and this trend continued during 2002, as we increased from $118.7 million in total assets at December 31, 2001 to $171.6 million in total assets at December 31, 2002. We continue to operate profitably. Profits increased from $269,932 for fiscal year 2001 to $591,933 for fiscal year 2002.

     The  following  table  sets  forth  selected   measures  of  our  financial
performance for the periods indicated:


                                                    Georgia Bancshares, Inc.              Georgia Bancshares, Inc.

                                                           Year Ended                            Year Ended
                                                       December 30, 2002                       December 31, 2001
                                                       -----------------                       -----------------
                                                           (Audited)                               (Audited)

         Income Statement
             Total Revenues (1)....                    $     9,985,218                         $       8,004,838
             Net Income............                            591,933                                   269,932


                                                    Georgia Bancshares, Inc.                Georgia Bancshares, Inc.
                                                      at December 31, 2002                  at December 31, 2001
                                                      --------------------                  --------------------
                                                           (Audited)                              (Audited)
         Balance Sheet
             Total Assets..........                        171,618,514                               118,750,378
             Total Loans(2)........                        125,750,137                                81,452,429
             Total Deposits........                        142,558,800                               106,267,507

(1) Total revenue equals net interest income plus total non-interest income.
(2) Total loans reported net of loan loss reserve and unearned income.

     The following discussion contains our analysis of our financial condition and results of operations for the years ended December 31, 2002 and December 31, 2001. Analysis of the results presented should be made with an understanding of our short history. The following discussion should also be read in conjunction with our financial statements and related notes and the other financial data included elsewhere in this prospectus.

Analysis of the Fiscal Years Ended December 31, 2002 and December 31, 2001

Results of Operations

     During 2002, total assets increased $52.9 million, or 44.5%, to $171.6 million when compared to December 31, 2001. The primary reasons for this increase in assets were increases in loans of $44.3 million and securities available-for-sale of $12.9 million. Total deposits increased $36.3 million, or 34.2%, from the December 31, 2001 amount of $106.3 million. Shareholders' equity was $18.3 million at December 31, 2002.

     At December 31, 2001, we had total assets of $118.7 million. Loans net of loan loss reserve and unearned income totaled $81.5 million. After deductions for interest expense and provision for loan losses, our net interest income was $3.1 million for the year ended December 31, 2001. Total deposits were $106.3 million at December 31, 2001. As of December 31, 2001, shareholders' equity was $10.9 million.

     Net Income. For the year ended December 31, 2002 and December 31, 2001, our net income was $591,933 and $269,932, respectively.

     Net Interest Income. Our primary source of revenue is net interest income, which is the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income totaled $4.7 million for the year ended December 31, 2002 as compared to $3.1 million during the same period of 2001. The net interest margin was 3.18% for the year ended December 31, 2002 compared to 3.40% for the same period of 2001. Average earning assets were $138.2 million during 2002 as compared to $88.6 million during 2001.

     Average Balances, Income and Expenses and Rates. The following tables set forth, for the periods indicated, information related to our average balance sheet and average yields on assets and average rates paid on liabilities. We derived these yields or rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

                                   Average Balances, Income and Expenses, and Rates


                                             For the year ended                         For the year ended
                                             December 31, 2002                          December 31, 2001
                                             -----------------                          -----------------

                                      Average       Income/       Yield/        Average         Income/      Yield/
                                      Balance       Expense        Rate         Balance         Expense       Rate
                                      -------       -------        ----         -------         -------       ----
Federal funds sold and short
  term investments..............  $   3,579,610   $     59,272      1.66%     $   5,316,241  $    206,136     3.88%
Investment securities...........     30,467,009      1,469,897      4.82%        21,657,261     1,229,581     5.68%
Net loans.......................    106,725,780      8,039,216      7.53%        66,559,667     6,340,391     9.53%
                                    -----------   ------------ ----------   ---------------  ------------     -----
   Total earning assets.........  $ 140,772,339   $  9,568,385      6.79%     $  93,533,169  $  7,776,108     8.31%
                                    ===========      =========      ====         ==========     =========     ====


Interest-bearing deposits.......  $ 129,477,364   $  4,741,038      3.66%     $  78,378,315  $  4,566,184     6.26%
Other borrowings................      4,890,170         95,966      1.96%         2,572,838       115,514     4.48%
                                    -----------   ------------      -----        ----------     ---------     -----
   Total interest-bearing
      Liabilities...............  $ 134,367,534   $  4,837,004      3.59%     $  80,951,153  $  4,681,698     5.78%
                                    ===========     ==========      ====         ==========    ==========     ====

Net interest spread.............                                    3.20%                                     2.53%
Net interest income/margin......                  $  4,731,381      3.19%                    $  3,094,410     3.14%
                                                    ==========      ====                       ==========     ====



     Analysis of Changes in Net Interest Income. Net interest can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our interest income and interest expenses during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate); (ii) changes due to rates (changes in rates multiplied by prior period volume); and (iii) changes in rate and volume (change in rate multiplied by the change in volume) is provided in the table. No recognition of exemption from federal, state, or local taxation has been computed. Although an overall reduction in interest rates has had a significant impact on net interest income, our rapid growth in a strong local economic environment has been a more important factor and has resulted in an increase in net interest income of $1,636,971 for the year ended December 31, 2002 over the year ended December 31, 2001. The change in net interest income has been affected primarily by increases in volume of both loans and deposits rather than changes in average rates.

                                           Analysis of Changes in Net Interest Income
                                                 ---------------------------------------------------------------------------------
                                                                     Year ended December 31, 2002 versus 2001
                                                 ---------------------------------------------------------------------------------
                                                               Volume                Rate             Volume/Rate       Net change
                                                               ------                ----             ----------        ----------
       Federal Funds sold & short term investments.....   $       (67,381)    $     (118,021)     $        38,538     $    (146,864)
       Investment securities...........................           500,394           (186,252)             (73,826)          240,316
       Loans...........................................         3,827,831         (1,331,193)            (797,813)        1,698,825
                                                          ---------------     ----------------    -----------------   --------------
          Total earning assets.........................   $     4,260,844     $   (1,635,466)     $      (833,101)    $   1,792,277
                                                          ===============     ================    =================   ==============

       Interest-bearing deposits.......................   $     2,973,965     $   (1,692,972)     $    (1,106,139)    $     174,854
       Other borrowings................................           104,048            (65,093)             (58,503)          (19,548)
                                                          ---------------     ----------------    -----------------   --------------
          Total interest-bearing liabilities...........   $     3,078,013     $   (1,758,065)     $    (1,164,642)    $     155,306
                                                          ---------------     ----------------    -----------------   --------------

       Net interest income.............................   $     1,182,831     $      122,599    $         331,541     $   1,636,971
                                                          ===============     ================    =================   ==============

     Interest Rate Sensitivity. A significant portion of our assets and liabilities are monetary in nature, and consequently they are very sensitive to changes in interest rates. This interest rate risk is our primary market risk exposure, and it can have a significant effect on our net interest income and cash flows. We review our exposure to market risk on a regular basis, and we manage the pricing and maturity of our assets and liabilities to diminish the potential adverse impact that changes in interest rates could have on our net interest income.

     We measure interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap, and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a "gap" basis, we are asset-sensitive over the cumulative one-year time frame as of December 31, 2002. Interest rate cuts by the Federal Reserve Board during the years 2001 and 2002 contributed to a narrowed net interest margin. During 2002, our net interest margin improved marginally from 3.14% at December 31, 2001 to 3.19% at December 31, 2002. We cannot predict whether the Federal Reserve Board will continue to reduce the discount rate in the future. Gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of interest-bearing checking and savings accounts may change rapidly within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on certificates of deposit.

     Net interest income is also affected by other significant factors, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities. We perform asset/liability modeling to assess the impact of varying interest rates and the impact that balance sheet mix assumptions will have on net interest income. We attempt to manage interest rate sensitivity by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities that reprice in the same time interval helps us to hedge risks and minimize the impact on net interest income of rising or falling interest rates. We evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

     The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 and December 31, 2002 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. We included our savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                          Interest Sensitivity Analysis
                                December 31, 2001



                                                                        After three     After one
                                                       Within three     but within      but within      After five
                                                          Months       twelve months    five years        years           Total
                                                       ------------    -------------    -----------     ----------    -------------
Assets
Earning assets:
 Federal funds sold and short term investments...     $  9,261,761     $         -      $   100,000     $         -    $ 9,361,761
 Investment securities ...........................       2,842,596       1,005,230        4,092,020      13,951,545     21,891,391
 Loans ...........................................      35,795,482      30,536,633       15,599,660         478,488     82,410,263
                                                      ------------     -----------      -----------     -----------    -----------
    Total earnings assets.........................    $ 47,899,839      31,541,863       19,791,680     $14,430,033    113,663,415
                                                      ============     ===========      ===========     ===========    ===========

Liabilities
Interest-bearing liabilities
 Money market and NOW.............................    $ 14,115,051     $         -      $         -     $         -    $14,115,051
 Regular savings deposits.........................         752,203               -                -               -        752,203
 Time deposits....................................      17,922,235      39,677,087       25,839,578               -     83,438,900
 Other borrowings.................................               -               -                -               -              -
                                                      ------------     -----------      -----------     -----------    -----------
    Total interest-bearing liabilities............    $ 32,789,489     $39,677,087      $25,839,578     $              $98,306,154
                                                      ============     ===========      ===========     ===========    ===========

Period gap........................................    $ 15,110,350     $(8,135,224)     $(6,047,898)    $14,430,033    $15,357,261
Cumulative gap....................................    $ 15,110,350     $ 6,975,126      $   927,228     $15,357,261    $15,357,261
Ratio of cumulative gap to total earning assets...           31.50%           8.78%             .93%           13.5%

                                                              December 31, 2002


                                                                        After three     After one
                                                       Within three     but within      but within      After five
                                                          Months       twelve months    five years        years           Total
                                                       ------------    -------------    -----------     ----------    -------------
Assets
Earning assets:
 Federal funds sold and short term investments...     $    432,154    $     99,000      $          -    $         -    $    531,154
 Investment securities...........................        2,992,748         584,358         3,530,001     27,702,140      34,809,247
 Loans...........................................       69,277,429      33,142,353        23,414,542        822,960     126,657,284
                                                      ------------    ------------      ------------    -----------    ------------
    Total earning assets.........................       72,702,331    $ 33,825,711      $ 26,944,543    $28,525,100    $161,997,685
                                                      ============    ============      ============    ===========    ============

Liabilities
Interest-bearing liabilities
 Money market and NOW............................     $ 21,096,480    $          -      $          -    $         -    $ 21,096,480
 Regular savings deposits........................          835,315               -                 -              -         835,315
 Time deposits...................................       16,499,500      63,103,056        35,470,431              -     115,072,987
 Other borrowings................................        9,430,560               -                 -              -       9,430,560
                                                      ------------    ------------      ------------    -----------    ------------
    Total interest-bearing liabilities...........     $ 47,861,855    $ 63,103,056      $ 35,470,431    $              $146,435,342
                                                      ============    ============      ============    ===========    ============

Period gap........................................    $ 24,840,476    $(29,277,345)     $ (8,525,888)   $ 28,525,100   $ 15,562,343
Cumulative gap....................................    $ 24,840,476    $ (4,436,869)     $(12,962,757)   $ 15,562,343   $ 15,562,343
Ratio of cumulative gap to total earning assets...           34.16%         (4.16)%            (9.71)%          9.60%

     Provision and Allowance for Loan Losses. We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. On a quarterly basis, we perform an analysis of the adequacy of the loan loss allowance. In addition, we obtain an independent external loan review on a quarterly basis. Both the internal and external review use an eight point grade system to rate the loan portfolio. The eight categories we use are 1-Excellent, 2-Superior, 3-Average, 4-Below average, 5-Watch, 6-Substandard, 7-Doubtful, 8-Loss. Each category of the allowance carries a specific allocation ranging from 1% of the loan balance to 100%. For example, a loan rated substandard will have a 15% allowance allocation. We adjust the amount of the allowance periodically based on changing circumstances and the internal and external reviews. Moreover, each loan is assigned a rating at origination and then reviewed annually by the loan officer. A majority of the loans are also reviewed quarterly during the independent external review. Except for the consumer portfolio, which is rated as a group, loans are rated individually. On a monthly basis, we also monitor concentrations of credit, particularly in the areas of acquisition and development and construction lending.

     Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance. A loan is impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or, for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

     In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations.

     We calculate the allowance for loan losses based on our gross loans. Banks generally use their historical loss ratios as a benchmark for maintaining an adequate loan loss reserve. Because our bank did not have a historical loss ratio when we opened in February 2000, we initially established an allowance of one percent. Since that time we have periodically increased the allowance, based upon our evaluation of the factors previously discussed and our analysis of local and national economic trends. We also believe that the size of our loan portfolio is a component of overall risk. At December 31, 2002, our allowance for possible loan losses was $1,899,306, or 1.48% of outstanding loans, compared to an allowance for possible loan losses of $1,114,411, or 1.35% of outstanding loans, at December 31, 2001. During 2003, we plan to maintain our allowance at the same level as on December 31, 2002. We will continue to monitor and evaluate the risk in our loan portfolio throughout the year and we will adjust our philosophy and allowance targets if needed.

     We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid, and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At December 31, 2002 and December 31, 2001, there were no loans which were 90 days or more past due, and we did not have any restructured loans. At December 31, 2002, there was one loan with a balance of $13,856.79 on non-accrual status due to the bankruptcy of the borrower.

     We do not include loans that are current as to principal and interest in our non-performing assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower's future performance under the terms of the loan contract. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses. At December 31, 2001, we did not have any loans we considered to be potential problem loans. At December 31, 2002, we had loans with balances totaling $2,168,275.77 which we considered to be potential problem loans. These loans were current as to collection of principal and interest as of December 31, 2002.

     The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2001 and December 31, 2002.

                                         Allowance for Loan Losses
                                          (Dollars in Thousands)

                                                          December 31, 2001        December 31, 2002
                                                        ---------------------    --------------------

   Average loans outstanding..........................       $     67,560           $     108,146
                                                             ============           =============
   Gross loans outstanding at period end..............       $     82,678           $     127,764
                                                             ============           =============
   Total non-performing loans.........................                  0                       0

   Beginning balance of allowance.....................       $        455           $       1,114
   Loans charged off:.................................
   Real Estate........................................                 (0)                    (54)
   Commercial.........................................                 (0)                    (56)
   Consumer...........................................                 (1)                     (1)
                                                             -------------          --------------
   Total loans charged off:...........................       $         (1)          $        (111)
   Recoveries:
         Real Estate..................................       $          0           $           0
         Commercial...................................                  0                       0
         Consumer.....................................                  0                       1
        Total recoveries..............................                  0                       0
                                                             ------------           -------------
   Net loans charged off..............................                  0                       0

   Provision for loan losses..........................                660                     885
                                                             ------------           -------------
   Balance at period end..............................       $      1,114           $       1,889
                                                             ============           =============

   Allowance as a percent of total loans..............               1.35%                   1.48%
   Non-performing loans as a
   percentage of total loans..........................                  0%                    .01%
                                                             ============           =============
   Non-performing loans as a
   percentage of allowance............................                  0%                    .79%
   Ratio of net charge-offs to average gross loans
   outstanding during the period......................                  0%                    .10%
                                                             ============           =============

     The following table sets forth certain information with respect to our allowance for loan losses by loan category and the percentage of loans in each category to total loans for the periods indicated. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

                  Allocation of the Allowance for Loan Losses
                             (Dollars in Thousands)

                                     As of                       As of
                               December 31, 2001           December 31, 2002
                            ------------------------     -----------------------

Real estate ............    $      389        34.9%   $        697       36.8%
Construction............           594        53.3%          1,017       53.8%
Commercial..............            89         8.0%            130        6.9%
Consumer................            27         2.4%             30        1.6%
Credit Cards............             5         0.4%              8         .5%
Consumer................            11         1.0%              7         .4%
                               -------         ----      ---------  ---------
Total allowance for
     loan losses........    $    1,114       100.0%   $      1,889      100.0%

Non-interest Income and Expense

     Non-interest Income. Non-interest income was $416,833 for the year ended December 31, 2002 compared to $228,730 for the year ended December 31, 2001. Service fees on deposit accounts, the largest component of non-interest income, increased to $168,293 in 2002 from $107,606 in 2001. Other operating income increased to $68,400 in 2002 from $38,612 in 2001. The growth in service charge and other income is attributable to the growth in the number of deposit accounts serviced by The Bank of Georgia and an increase in fee-related transactions by bank customers. Net gains on the sale of investment securities and other investments totaled $180,140 during 2002, an increase from $82,512 in 2001.

     Non-interest Expense. Total non-interest expense was $3.4 million for the year ended December 31, 2002 compared to $2.4 million for the year ended December 31, 2001. This increase was primarily due to the growth we realized during 2002 and costs associated with our branch building program. Salary and employee benefit expense totaled $2.0 million in 2002, an increase of 52.2% over the $1.3 million we recorded in 2001. The increase in salary and employee benefit expense is due to the fact that the Newnan office was open for twelve months in 2002, as compared to six months in 2001, the hiring of staff for the office we opened in November 2002, the hiring of additional staff that was necessitated by internal growth, and salary increases granted during the normal course of business. Depreciation expense was $155,393 in 2002 as compared to $111,437 in 2001, data processing expense increased to $324,563 in 2002 from $194,887 during 2001, and other operating expenses were $337,597 in 2002 and $252,093 in 2001.

Analysis of Financial Condition

     At December 31, 2002, total consolidated assets were $171.6 million. Our primary assets were net loans of $125.8 million, securities available for sale of $34.8 million, and cash and deposits due from correspondent banks of $4.9 million. Our liabilities at December 31, 2002 were $153.4 million, consisting primarily of deposits of $142.6 million, federal funds purchased of $4.2 million, securities sold under agreements to repurchase of $3.2 million, and Federal Home Loan Bank of Atlanta advances of $2 million. At December 31, 2002, total shareholders' equity totaled $18.3 million.

     At December 31, 2001, total consolidated assets were $118.8 million. Our primary assets were net loans of $81.5 million, securities available for sale of $21.9 million, and federal funds sold of $8.6 million. Our liabilities at December 31, 2001 were $107.9 million, consisting primarily of deposits of $106.3 million. At December 31, 2001, total shareholders' equity totaled $10.9 million.

     Loans. Loans are our largest category of earning assets and typically provide higher yields than our other types of earning assets. At December 31, 2002, net loans (gross loans less the allowance for loan losses and unearned fees) totaled $125.8 million, or 77.8% of earning assets, which totaled $161.7 million. Earning assets consisted of loans of $125.8 million, or 77.8%, investment securities available for sale of $34.8 million, or 21.5%, interest bearing deposits with other banks of $.5 million, or .3%, and other investments (consisting of stock in Community Financial Services, Inc. (the holding company for The Bankers Bank), and Federal Home Loan Bank of Atlanta stock) of $.7 million, or .4%. Average gross loans totaled $108.1 million during 2002 with a yield of 7.43%.

     At December 31, 2001, net loans totaled $81.5 million, or 71.8% of earning assets, which totaled $113.5 million. Earning assets consisted of loans of $81.5 million, or 71.8%, investment securities available for sale of $21.9 million, or 26.9%, interest bearing deposits with other banks of $.8 million, or .7%, and other investments (consisting of stock in Community Financial Services, Inc. and Federal Home Loan Bank of Atlanta stock) of $.8 million or, .7%. Average gross loans totaled $67.6 million during 2001 with a yield of 9.42%.

     Associated with loan yields are inherent credit and liquidity risks, which we attempt to control and counterbalance. The interest rates we charge on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

     Real estate mortgage loans and construction and development loans constitute the principal components of our loan portfolio. For the year ended December 31, 2002, gross loans totaled $127.8 million with residential and non-residential/non-farm mortgage loans totaling $47.3 million and representing 37.0% of our portfolio, construction and development loans totaling $69 million and representing 54.0% of our portfolio, and non-real estate loans totaling $11.5 million and accounting for 9.0% of our loan portfolio. Real estate mortgage loans and construction and development loans constitute the principal components of our loan portfolio.

     For the year ended December 31, 2001, gross loans totaled $82.7 million with residential and non-residential/non-farm mortgage loans totaling $29.8 million and representing 36.0% of our portfolio, construction and development loans totaling $44.2 million and representing 53.4% of our portfolio, and non-real estate loans totaling $8.7 million and accounting for 10.6% of our loan portfolio.

     In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. Most of our real estate loans are secured by residential or commercial property. We do not generally make traditional long term residential mortgages, but we do make traditional second mortgage residential real estate loans and home equity lines of credit. We follow the common practice of financial institutions in our area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

     We have been able to rapidly grow our loan portfolio since we commenced operations by refinancing loans with borrowers from other financial institutions and by originating new loans from individuals and businesses in the community. Our directors and officers have utilized banking relationships established during their previous employment with other financial institutions in our market area to generate loan business. A majority of our initial loans consisted of refinancing of seasoned credit or the continuation of business from borrowers who had preexisting banking relationships with our directors and officers. Our loan growth resulting from refinancing of seasoned credit has slowed as our business has continued to mature. In 2002, we added additional seasoned loan personnel to augment our loan origination efforts and in the future we believe that most of our loans will originate from new business from existing and new customers. We also continue to seek new ways to tap into new markets both from new product lines in our current markets and from new geographic areas.

     The following table shows the composition of our loan portfolio by category at December 31, 2002 and December 31, 2001.

                          Composition of Loan Portfolio

                                                  December 31, 2002                   December 31, 2001
                                                                Percent                                 Percent
                                                  Amount        of Total            Amount              Of Total
                                                  ------        --------            ------              --------
         Real estate - construction
         and land development..........  $     69,000,000        54.01%     $     44,196,856             53.45%
         Real estate - residential.....         7,808,000         6.11%            7,602,383              9.20%
         Real estate - non-farm and
         non-residential...............        39,454,000        30.88%           22,164,622              26.8%
         Commercial, financial and
         agricultural..................         8,841,000         6.92%            6,601,411              7.99%
         Consumer......................         2,175,000         1.70%            2,110,993              2.55%
         All other loans                          486,343         0.38%                2,479              0.01%
                                           --------------       -------         ------------             ------
         Loans, gross..................  $    127,764,343        100.0%     $     82,678,744             100.0%
                                                                =======                                  ======
         Deferred loan fees                      (124,900)                          (111,904)
         Allowance for possible
         losses........................        (1,889,306)                        (1,114,411)
                                           --------------                       ------------
         Loans, net....................  $    125,750,137                   $     81,452,429
                                           ==============                       ============

     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of December 31, 2002. The information in this table is based on the contractual maturities of the individual loans, including loans, which may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.

                        Loan Maturity Schedule and Sensitivity to Changes in Interest Rates


December 31, 2002
-----------------
                                                               After one but
                                        One year or less     within five years  After five years   Total
                                     --------------------------------------------------------------------------------
Real estate- construction and land     $     60,099,374       $     7,627,748     $   1,272,878  $       69,000,000
development.........................
Real estate-residential                       4,070,130             2,856,530           881,340           7,808,000
Real estate-non-farm and
non-residential.....................         12,867,472            17,273,987         9,312,541          39,454,000
Commercial, financial and
agricultural........................          5,910,654             2,679,983           250,363           8,841,000
Consumer............................            633,369             1,541,631                 0           2,175,000
All other loans.....................            486,343                     0                 0             486,343
                                     ------------------       ---------------   ---------------  ------------------
     Total..........................   $     84,067,342       $    31,979,879     $  11,717,122  $      127,764,343
                                       ================       ===============     =============  ==================
Fixed Interest Rate.................   $     29,459,170       $    21,983,429     $     796,242  $       52,238,841
Variable Interest Rate..............         74,179,344             1,346,158                 0          75,525,502
                                     ------------------       ---------------     -------------  ------------------
     Total..........................   $    103,638,514       $    23,329,587     $     796,242  $      127,764,343
                                       ================       ===============     =============  ==================

     Investment Securities. At December 31, 2002, our investment securities portfolio had a book value of $34.3 million, and a market value of $34.8 million, for an unrealized net gain of $539,015. At December 31, 2002, securities maturing in less than one year had a book value of $250,245. The average outstanding book value of securities during 2002 was $30.1 million.

     At December 31, 2001, our investment securities portfolio had a book value of $21.9 million and a market value of $21.8 million, for an unrealized net loss of $14,720. At December 31, 2001, there were no securities maturing in less than one year. The average outstanding book value of securities during 2001 was $21.2 million.

     We primarily invest in mortgage backed securities. Cash flows from mortgage backed security payments are used to fund loans when loan demand is high. When loan demand is down we funnel these cash flows into purchases of other mortgage backed securities. We also invest a portion of our investable funds in United States agency securities or tax free municipals.

     The following table summarizes the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2002 and December 31, 2001.

                                                                                      (Dollars in thousands)

                                                                         ----------------------------------------------
                                                                           December 31, 2002         December 31, 2001
                                                                         ----------------------------------------------

Securities of U.S. Government Agencies and Corporations................      $       6,010            $    6,079
Obligations of state and local governments.............................              4,942                 4,613
Mortgage-backed securities.............................................             23,319                11,214
                                                                             -------------            ----------

   Total Securities....................................................      $      34,270            $   21,906
                                                                             =============            ==========


                                   Investment Securities Portfolio Maturity Schedule
                                                 (Dollars in thousands)
December 31, 2002                                                                    Available-for-Sale
                                                                           Carrying
                                                                           Amount                       Yield  (1)
                                                                         ------------                 -------------
Securities of U.S. Government agencies and corporations due:
   Within one year.....................................................  $     250                          4.64%
   After one year but within five years................................      2,631                          3.60%
   After five years but within ten years...............................      1,503                          4.74%
   After ten years.....................................................      1,626                          4.24%
                                                                         ---------                      ---------

Obligations of states and local governments due:
   Within one year.....................................................  $       0                          0.00%
   After one year but within five years................................        436                          5.34%
   After five years but within ten years...............................        480                          4.17%
   After ten years.....................................................      4,026                          5.19%
                                                                         ---------                      ---------

Mortgage-backed securities.............................................
   Within one year.....................................................  $       0                             0%
   After one year but within five years................................        220                          4.84%
   After five years but within ten years...............................      9,236                          4.58%
   After ten years.....................................................     13,862                          5.26%
                                                                         ---------                      ---------
Total  ................................................................  $  34,270
                                                                         =========

(1) For tax-exempt securities, the tax equivalent yield has been calculated using an incremental rate of 34%.

                                   Investment Securities Portfolio Maturity Schedule
                                                 (Dollars in thousands)
December 31, 2001                                                                    Available-for-Sale
                                                                           Carrying
                                                                           Amount                  Yield  (1)
                                                                         ------------            -------------
Securities of U.S. Government agencies and corporations due:
   Within one year.....................................................  $           0                0.00%
   After one year but within five years................................          3,779                4.44%
   After five years but within ten years...............................            500                4.00%
   After ten years.....................................................          1,795                5.76%
                                                                         -------------             -------

Obligations of states and local governments due:
   Within one year.....................................................  $           0                0.00%
   After one year but within five years................................            440                5.05%
   After five years but within ten years...............................              0                0.00%
   After ten years.....................................................          4,163                6.46%
                                                                         -------------             -------

Mortgage-backed securities.............................................
   Within one
year.....................................................                $           0                0.00%
   After one year but within five years................................              0                0.00%
   After five years but within ten years...............................          1,829                5.66%
   After ten years.....................................................          9,400                6.19%
                                                                         -------------             -------
Total  ................................................................  $      21,906
                                                                         =============

(1) For tax-exempt securities, the tax equivalent yield has been calculated using an incremental rate of 34%.

Average Daily Deposits

     The following tables summarize our average daily deposits at the dates indicated. These totals include certificates of deposit $100,000 and over which at December 31, 2002 totaled $55.9 million. Of this total, scheduled maturities within three months were $2.3 million; within three to six months were $12.1 million; within six to 12 months were $6.0 million; and for maturities greater than 12 months were $16.2 million.

     At December 31, 2002, total deposits had increased by $36.3 million, or 34.2%, from December 31, 2001. Expressed in percentages, noninterest-bearing deposits increased 16.8% and interest-bearing deposits increased 35.6%. For the same period, average non-interest-bearing deposits increased 53.5% and average interest-bearing deposits increased 294.9%.

                                                       Deposits
                                                (Dollars in thousands)

                                                     December 31, 2002                    December 31, 2001
                                                     -----------------                    -----------------
                                               Average          Average Rate       Average              Average Rate
                                               Amount               Paid            Amount                   Paid
Noninterest-bearing demand
    deposits........................         $    9,144               0%         $    5,645                     0%
Interest-bearing demand deposits....              6,617             .74%              4,734                  1.35%
Money market savings account........             12,611            2.18%              4,982                  3.54%
Other savings account...............                774            1.24%                404                  1.59%
Certificates of deposits............            100,331            4.47%             68,256                  6.33%
                                             ----------                          ----------
Total deposits......................         $  129,477                          $   84,021
                                             ==========                          ==========

Return on Equity and Assets

     The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average daily equity), and equity to assets ratio (average equity divided by average total assets) for the periods indicated. Since our inception, we have not paid cash dividends.

                                           December 31, 2002   December 31, 2001
                                           -----------------   -----------------
Return on average assets................         .40%                 .27%
Return on average equity................        4.07%                2.47%
Equity to assets ratio..................        9.81%               11.05%

Capital

     Total shareholders' equity increased from $10.9 million at December 31, 2001 to $18.3 million at December 31, 2002. This increase is primarily attributable to net proceeds from a secondary stock offering of $6,459,454, net income of $591,933, and an increase in net unrealized gains on securities available for sale of $365,465. In addition, we declared a 5 for 4 stock in October 2002.

     We are subject to various regulatory capital requirements administered by our federal bank regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under these capital guidelines, we must maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. Our Tier 1 capital consists of common shareholders' equity, although Tier 1 capital could also include other components, such as qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries. We are also required to maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

     We were considered to be "well capitalized" at the for regulatory purposes at December 31, 2002, as our Tier 1 capital ratio was 12.05%, our total risk-based capital ratio was 13.38%, and our Tier 1 leverage ratio was 12.13%. We were also considered to be "well capitalized" at December 31, 2001, as our Tier 1 capital ratio was 11.00%, our total risk-based capital ratio was 12.69%, and our Tier 1 leverage ratio was 11.51%.

Liquidity Management

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and federal funds sold are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale, which totaled $34.8 million at December 31, 2002, serve as a ready source of secondary liquidity. However, the availability of this source of funds is influenced by market conditions and the liquidation of securities may not always be the most desirable course of action.

     Individual and commercial deposits are our primary source of funds for banking activities. We obtain deposits from customers by offering competitive deposit rates and by offering deposit products that we believe are desired by our local market. We also access other deposits markets, including "brokered" or out of market deposits, when the local market does not provide sufficient funds to meet our loan demand and when interest rates on those deposits satisfy our asset-liability requirements.

     Our bank is a member of the Federal Home Loan Bank of Atlanta, and we are eligible to receive advances from the Federal Home Loan Bank, subject to its approval. Our bank has received and has repaid such advances in past. It is our practice to use such advances to meet short-term liquidity needs when appropriate, and to consider the use of longer term advances to fund loans.

     We also have arrangements with commercial banks for short-term unsecured "federal funds" advances of up to $5.5 million. At December 31, 2002, we had outstanding borrowings of $4.2 against these lines with $1.3 million unused. We believe that our liquidity sources are adequate to meet our operating needs.

Impact of Inflation and Changing Prices

     The financial statements and related financial data presented in this prospectus have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

     While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other unless we are in a highly liability-sensitive position. Also, general increases in the price of goods and services will result in increased operating expenses.


Item 7.  Financial Statements
-----------------------------
     Our consolidated financial statements, including our consolidated balance sheet as of December 31, 2002 and 2001, and consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, together with the report of Abbott, Jordan & Koon, LLC dated February 11, 2003, and the notes containing certain supporting information are attached hereto as pages F-1 - F-22.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS



                     Years Ended December 31, 2002 and 2001

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2002 and 2001





                                TABLE OF CONTENTS


                                                                          Page

Independent auditors' report...............................................F-1

Consolidated statements of financial condition.............................F-2

Consolidated statements of income..........................................F-3

Consolidated statements of changes in stockholders' equity.................F-4

Consolidated statements of cash flows......................................F-6

Notes to consolidated financial statements.................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Georgia Bancshares, Inc.
Peachtree City, Georgia  30269


     We have audited the accompanying consolidated statements of financial condition of Georgia Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Abbott, Jordan & Koon, LLC

Abbott, Jordan & Koon, LLC
Manchester, Georgia
February 11, 2003

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                     ASSETS
                                     ------
                                                                                           2002                  2001
                                                                                    ----------------      ----------------
Cash and due from banks                                                             $      4,797,860      $      2,398,135
Interest bearing deposits in other banks                                                     531,154               797,761
Federal funds sold                                                                                               8,564,000
Investment securities:
  Securities available-for-sale, at fair value                                            34,809,311            21,891,389
Other investments                                                                            651,166               778,915
Loans, net                                                                               125,750,137            81,452,429
Bank premises and equipment, net                                                           3,828,707             1,893,109
Accrued interest receivable                                                                  896,150               665,572
Deferred income taxes                                                                        275,186               280,442
Other assets                                                                                  78,843                28,626
                                                                                    ----------------      ----------------

      Total assets                                                                  $    171,618,514      $    118,750,378
                                                                                    ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Non-interest bearing deposits                                                   $      9,310,602      $      7,971,383
    NOW                                                                                    8,165,462             7,546,335
    Savings                                                                                  835,315               752,203
    Money market                                                                           9,275,526             6,568,716
    Time, $100,000 and over                                                               55,901,433            36,527,065
    Other time                                                                            59,070,462            46,901,805
                                                                                    ----------------      ----------------
      Total deposits                                                                     142,558,800           106,267,507

  Note payable                                                                                                     400,000
  Federal Home Loan Bank advances                                                          2,000,000
  Federal funds purchased                                                                  4,200,000
  Securities sold under agreements to repurchase                                           3,230,560
  Stock purchase obligation                                                                  369,250               369,250
  Income taxes payable                                                                       184,510               139,232
  Accrued interest payable                                                                   400,842               692,430
  Other liabilities                                                                          408,975                31,662
                                                                                    ----------------      ----------------

      Total liabilities                                                                  153,352,937           107,900,081
                                                                                    ----------------      ----------------

Stockholders' equity:
  Common stock, par value $.0064(2002) and $.008 (2001);
    10,000,000 shares authorized; 2,337,573 issued and
    outstanding (2002) and 1,331,250 issued and outstanding (2001)                            14,961                10,650
  Additional paid-in capital                                                              17,199,823            10,744,640
  Retained earnings                                                                          696,815               104,882
  Accumulated other comprehensive income                                                     355,750      (          9,715)
  Cost of 111 shares (2002) and 16 shares (2001) of common stock
    held by the Company                                                             (          1,772)     (            160)
                                                                                    ----------------      ----------------

      Total stockholders' equity                                                          18,265,577            10,850,297
                                                                                    ----------------      ----------------

      Total liabilities and stockholders' equity                                    $    171,618,514      $    118,750,378
                                                                                    ================      ================

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2002 and 2001



                                                                                           2002                  2001
                                                                                    ----------------      ----------------
Interest income:
  Interest and fees on loans                                                        $      8,039,216      $      6,340,391
  Interest and dividends on investments:
    Investment securities available-for-sale                                               1,454,668             1,205,738
    Other investments                                                                         15,229                23,843
  Interest on federal funds sold                                                              48,710               174,616
  Other interest income                                                                       10,562                31,520
                                                                                    ----------------      ----------------
      Total interest income                                                                9,568,385             7,776,108
                                                                                    ----------------      ----------------

Interest expense:
  Interest on deposits                                                                     4,741,038             4,566,184
  Interest on advances from Federal Home Loan Bank                                            13,824               105,258
  Interest on other borrowed funds                                                            82,142                10,256
                                                                                    ----------------      ----------------
      Total interest expense                                                               4,837,004             4,681,698
                                                                                    ----------------      ----------------

      Net interest income                                                                  4,731,381             3,094,410

Provision for possible loan losses                                                           885,000               660,000
                                                                                    ----------------      ----------------

      Net interest income after provision for possible loan losses                         3,846,381             2,434,410
                                                                                    ----------------      ----------------

Other income:
  Service charges on deposit accounts                                                        168,293               107,606
  Other operating income                                                                      68,400                38,612
  Investment security transactions, net                                                      124,139                82,512
  Other investment transactions, net                                                          56,001
                                                                                    ----------------      ----------------
      Total other income                                                                     416,833               228,730
                                                                                    ----------------      ----------------

Other expenses:
  Salaries and employee benefits                                                           1,986,738             1,305,532
  Occupancy and equipment expense                                                            332,776               235,775
  Legal and accounting                                                                       151,264               111,212
  Office supplies, telephone and postage                                                     185,654               139,555
  Data processing expenses                                                                   324,563               194,887
  Consultant and other outside services                                                       66,491                64,548
  Marketing expense                                                                           59,698                55,506
  Other operating expense                                                                    337,597               252,093
                                                                                    ----------------      ----------------
      Total other expense                                                                  3,444,781             2,359,108
                                                                                    ----------------      ----------------

      Income before income taxes                                                             818,433               304,032

Income tax expense                                                                           226,500                34,100
                                                                                    ----------------      ----------------

      Net income                                                                    $        591,933      $        269,932
                                                                                    ================      ================

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001



                                                                                                                      Accumulated
                                Total                       Common Stock             Additional  Reserve               Other
                                                          -----------------
                                Stockholders' Comprehen-                     Treasury Paid-In     for      Retained
                                Comprehensive   sive
                                   Equity      Income     Shares   Par Value  Stock   Capital    Expenses  Earnings Income (Deficit)
                                ------------- ----------  ------   --------- -------- -------    --------  -------- ---------------

Balances, December 31, 2000     $10,971,738              1,100,000 $5,500,000        $4,695,788 $ 750,000  $  13,702  $   12,248

Comprehensive income:
  Net income                        269,932   $  269,932                                                     269,932
                                              ----------
  Other comprehensive
    income, net of tax:
    Unrealized gains (losses)
      on securities
      available-for-sale:
    Unrealized holding gains
      (losses) arising
      during the period, net
      of applicable deferred
      income tax of $17,805                   (   34,563)
    Less, reclassifications
      adjustment, from
      unrealized gains and
      losses from prior periods,
      periods, realized during
      current period, net
      of applicable deferred
      income tax of $6,492                        12,600
                                              ----------

      Other comprehensive
        income (loss) net of
        tax benefit              (   21,963)  (   21,963)                                                              (  21,963)
                                              ----------

        Total comprehensive
          income                              $  247,969
                                              ==========

  Stock purchase obligation      (  369,250)             (  35,000)(      350)       (  349,650)           (  19,250)

  Formation of Holding
  Company and capitalization                                       (5,489,000)        5,648,502            ( 159,502)

  Purchase of treasury stock
    (16 shares)                  (      160)                                  $( 160)

  Transfer                                                                              750,000  (750,000)

  Stock split                                              266,250
                                 ----------              --------- ---------- ------ ---------- ---------  ----------  ---------

  Balances, December 31, 2001    10,850,297              1,331,250    10,650  ( 160) 10,744,640         0     104,882  (   9,715)



                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001
                                   (Continued)



                                Total                       Common Stock             Additional  Reserve               Other
                                                          -----------------
                                Stockholders' Comprehen-                     Treasury Paid-In     for      Retained
                                Comprehensive   sive
                                   Equity      Income     Shares   Par Value  Stock   Capital    Expenses  Earnings Income (Deficit)
                                ------------- ----------  ------   --------- -------- -------    --------  -------- ---------------


Balances, December 31, 2001     10,850,297               1,331,250    10,650 (   160)  10,744,640       0   104,882      $(   9,715)

Comprehensive income:
  Net income                       591,933    $  591,933                                                    591,933
                                              ----------
  Other comprehensive
   income, net of tax:
    Unrealized gains
     (losses) on securities
     available-for-sale:
    Unrealized holding
     gains (losses) arising
     during the period, net
     of applicable deferred
     income tax of $200,621                      389,441
    Less, reclassifications
     adjustment, from
     unrealized gains and
     losses from prior periods,
     realized during current
     period, net of applicable
     deferred income tax
     benefit of $12,351                       (   23,976)
                                              ----------

      Other comprehensive
       income (loss) net of
       tax benefit                 365,465       365,465                                                                    365,465
                                              ----------

       Total comprehensive
        income                                $  957,398
                                              ==========



Net proceeds of secondary
 stock offering                  6,459,454                 538,897     4,311             6,455,143

Sale of treasury stock                 200                                      160             40

Purchase of treasury stock
 (111 shares)                   (    1,772)                                  (1,772)

Stock split                                                467,426
                                 ----------              --------- ---------- -------  ----------- ------    ----------   ---------

Balances, December 31, 2002     $18,265,577              2,337,573 $   14,961 $(1,772) $17,199,823 $    0    $  696,815   $ 355,750
                                 ==========              ========= ========== =======  =========== ======    ==========   =========


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001

                                                                                                 2002             2001
                                                                                          ----------------  ---------------
Cash flows from operating activities:
  Net income                                                                              $       591,933   $      269,932
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Premium amortization net of discount accretion                                                143,726           63,395
    (Gain) loss from sales of investment securities, net                                  (       124,139)  (       82,512)
    (Gain) loss from sale of other investments                                            (        56,001)
    Depreciation                                                                                  155,393          111,437
    Deferred income taxes                                                                 (       183,014)  (      185,131)
    Changes in operating assets and liabilities:
      (Increase) decrease in accrued interest receivable                                  (       230,578)  (      221,014)
      (Increase) decrease in other assets                                                 (        50,217)  (       23,824)
      Increase (decrease) in income taxes payable                                                  45,278           60,246
      Increase (decrease) in accrued interest payable                                     (       291,588)         503,961
      Increase (decrease) in other liabilities                                                    377,313           17,228
                                                                                          ---------------   --------------
        Net cash provided by (used in) operating activities                                       378,106          513,718
                                                                                          ---------------   --------------

Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits in other banks                             266,607   (      580,874)
  Net (increase) decrease in federal funds sold                                                 8,564,000   (    5,044,000)
  Purchases of available-for-sale securities                                              (    32,205,615)  (   24,812,719)
  Proceeds from sales and paydowns of available-for-sale securities                            19,040,351       10,172,336
  Proceeds from maturities of available-for-sale securities                                       781,490        4,949,884
  Purchases of other investments                                                                            (      441,000)
  Proceeds from sale of other investments                                                         183,750
  Net increase in loans                                                                   (    44,297,708)  (   35,383,704)
  Purchase of premises and equipment                                                      (     2,090,991)  (      731,686)
                                                                                          ---------------   --------------
        Net cash provided by (used in) investing activities                               (    49,758,116)  (   51,871,763)
                                                                                          ---------------   --------------

Cash flows from financing activities:
  Net increase in deposits                                                                     36,291,293       52,995,759
  Payments on note payable                                                                (       400,000)
  Proceeds from Federal Home Loan Bank advances                                                10,800,000
  Payments on Federal Home Loan Bank advances                                             (     8,800,000)  (    2,500,000)
  Net increase in federal funds purchased                                                       4,200,000
  Net increase in securities sold under agreements to repurchase                                3,230,560
  Proceeds from other borrowings                                                                                   400,000
  Proceeds from issuance of stock                                                               6,548,711
  Cost of issuance of stock                                                               (        89,257)
  Proceeds from sale of treasury stock                                                                200
  Purchase of treasury stock                                                              (         1,772)  (          160)
                                                                                          ---------------   --------------
        Net cash provided by (used in) financing activities                                    51,779,735       50,895,599
                                                                                          ---------------   --------------

        Net increase (decrease) in cash and cash equivalents                                    2,399,725   (      462,446)

Cash and cash equivalents at beginning of year                                                  2,398,135        2,860,581
                                                                                          ---------------   --------------

        Cash and cash equivalents at end of year                                          $     4,797,860   $    2,398,135
                                                                                          ===============   ==============

Supplemental disclosures:
      Cash paid during the year for interest                                              $     5,209,448   $    4,177,737
                                                                                          ===============   ==============
      Cash paid during the year for income taxes                                          $       359,232   $      160,738
                                                                                          ===============   ==============
      Loans transferred to foreclosed real estate during the year                         $             0   $            0
                                                                                          ===============   ==============
      Proceeds from sales of foreclosed real estate financed through loans                $             0   $            0
                                                                                          ===============   ==============
      Stockholders' equity transferred to stock purchase obligation                       $             0   $      369,250
                                                                                          ===============   ==============

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

         Nature of Operations - Georgia Bancshares, Inc. (the Company) is a bank
         --------------------
         holding company whose principal activity is the ownership and management of its wholly-owned subsidiary The Bank of Georgia (the
         Bank). The Bank provides a variety of banking services to individuals and businesses in Fayette and Coweta Counties and the surrounding area. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial real estate, residential construction, acquisition, development and consumer loans. As a state bank, the Bank is subject to regulation by the Georgia
         Department of Banking & Finance and the Federal Deposit Insurance Corporation.

         Principles of  Consolidation - The  consolidated  financial  statements
         ----------------------------
         include the accounts of Georgia Bancshares, Inc. (parent company) and its wholly-owned subsidiary, The Bank of Georgia (bank). All significant inter-company accounts and transactions have been eliminated in consolidation.

         Use  of  Estimates  -  The  preparation  of  financial   statements  in
         ------------------
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Investment Securities
         ---------------------

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

         Loans - Loans  are  stated  at  unpaid  principal  balances,  less  the
         -----
         allowance for possible loan losses and net deferred loan fees.

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

         Allowance for Loan Losses - The allowance for loan losses is maintained
         -------------------------
         at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

         Bank Premises and Equipment - Land is carried at cost.  Other  premises
         ---------------------------
         and equipment are carried at cost net of accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Costs incurred for maintenance and repairs are expensed currently. Gains and losses on dispositions are included in current operations.

         Other Real Estate Owned - Real estate properties acquired through or in
         -----------------------
         lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount of fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         Cash and Cash  Equivalents  - For the  purpose of  presentation  in the
         --------------------------
         Statements of Cash Flows, cash and cash equivalents are defined as all cash and amounts due from depository institutions.

         Income  Taxes - Income  taxes are  provided  for the tax effects of the
         -------------
         transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary.

         Advertising Costs - All advertising costs are expensed as incurred.
         -----------------

         Off-Balance-Sheet  Financial  Instruments  - In the ordinary  course of
         -----------------------------------------
         business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

         Reclassifications  - Certain amounts in 2001 have been  reclassified to
         -----------------
         conform to the 2002 presentation.

2. INVESTMENT SECURITIES

     Investment securities have been classified according to management's intent.

     Securities available-for-sale consist of the following:

                                                                                   Gross             Gross
                                                               Amortized        Unrealized        Unrealized          Fair
                                                                 Cost              Gains            Losses            Value
                                                            ---------------  ----------------  ---------------  ----------------
         As of December 31, 2002:
           U.S. Government and federal agencies             $     6,009,922  $         66,437  $         3,876  $      6,072,483
           State and local governments                            4,941,756            80,489           20,280         5,001,965
           Mortgage-backed securities                            23,318,618           426,620           10,375        23,734,863
                                                            ---------------  ----------------  ---------------  ----------------

                                                            $    34,270,296  $        573,546  $        34,531  $     34,809,311
                                                            ===============  ================  ===============  ================
         As of December 31, 2001:
           U.S. Government and federal agencies             $     6,078,934  $         23,601  $        34,477  $      6,068,058
           State and local governments                            4,612,641             9,106           59,629         4,562,118
           Mortgage-backed securities                            11,214,534            78,690           32,011        11,261,213
                                                            ---------------  ----------------  ---------------  ----------------
                                                            $    21,906,109  $        111,397  $       126,117  $     21,891,389
                                                            ===============  ================  ===============  ================

     The maturities of securities available-for-sale as of December 31, 2002 were as follows:


                                                 Amortized          Fair
                                                   Cost             Value
                                             ---------------  ----------------
         Due in one year or less             $       250,245  $        253,200
         Due from one to five years                5,407,751         5,489,758
         Due from five to ten years               11,043,329        11,200,996
         Due after ten years                      17,568,971        17,865,357
                                             ---------------  ----------------
                                             $    34,270,296  $     34,809,311
                                             ===============  ================

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The amortized cost and fair value of mortgage-backed securities are presented in the available-for-sale category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

     During 2002 , the Bank sold securities available-for-sale for total proceeds of approximately $12,908,000 resulting in gross realized gains of $187,113 and gross realized losses of $62,974 and received paydowns on mortgage-backed securities of approximately $6,132,000. Securities with an amortized cost of $14,807,158 and a fair value of $15,133,785 at December 31, 2002 were pledged to secure certain deposits.

     During 2001, the Bank sold securities available-for-sale for total proceeds of approximately $5,431,000 resulting in gross realized gains of $6,813 and gross realized losses of $2,345 and received paydowns on mortgage-backed securities of approximately $4,741,000. Securities with an amortized cost of $4,135,514 and a fair value of $4,168,724 at December 31, 2001 were pledged to secure certain deposits.

     There were no securities transferred between classifications during 2002 and 2001.

3. OTHER INVESTMENTS

     Other investments consist of nonmarketable equity securities that do not have a readily determinable fair value. These securities are carried at their acquisition cost and are accounted for by the cost method.

     Other investments at December 31, 2002 and 2001 consists of the following:

                                                                                                     2002          2001
                                                                                               -------------   -------------
         NBOG Bancorporation, Inc.                                                             $     306,000   $     306,000
         Community Financial Services, Inc. (a banker's bank)                                         85,166         212,915
             FHLB stock                                                                              260,000         260,000
                                                                                               -------------   -------------

                                                                                               $     651,166   $     778,915
                                                                                               =============   =============

     The Bank sold other investments for total proceeds of $183,750 resulting in gross realized gains of $56,001 during 2002.

     No securities classified as other investments were sold during 2001.

4.   LOANS

     Loans outstanding at December 31, 2002 and 2001 by classification are summarized as follows:

                                                                                                     2002             2001
                                                                                               --------------   --------------
         Loans secured by real estate:
           Construction and land development                                                   $   69,000,000   $   44,196,856
           Residential                                                                              7,808,000        7,602,383
           Nonfarm, nonresidential                                                                 39,454,000       22,164,622
         Commercial, financial and agricultural                                                     8,841,000        6,601,411
         Consumer                                                                                   2,175,000        2,110,993
         All other loans                                                                              486,343            2,479
                                                                                               --------------   --------------
                                                                                                  127,764,343       82,678,744
         Deferred loan fees                                                                    (      124,900)  (      111,904)
         Allowance for loan losses                                                             (    1,889,306)  (    1,114,411)
                                                                                               ---------------  --------------
               Loans, net                                                                      $  125,750,137   $   81,452,429
                                                                                               ==============   ==============

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Changes in the allowance for loan losses are summarized as follows:

                                                                                                     2002             2001
                                                                                               ---------------  ---------------

         Balance, beginning of year                                                            $    1,114,411   $       455,000
         Provision charged to operations                                                              885,000           660,000
         Recoveries of loans previously charged off                                                     1,682                 0
         Loans charged off                                                                     (      111,787)  (           589)
                                                                                               --------------   ---------------

         Balance, end of year                                                                  $    1,889,306   $     1,114,411
                                                                                               ==============   ===============

     For federal  income tax  purposes,  the balance of the  allowance  for loan
     losses  was   $348,282   and  $276,461  at  December  31,  2002  and  2001,
     respectively.

     The Bank has entered into transactions with its executive officers, principal shareholders, directors, and their related interest. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The activity for loans to such related parties at December 31, 2002 and 2001 is summarized as follows:

                                                                                                     2002             2001
                                                                                               ---------------  ---------------

         Balance at beginning of year                                                          $    3,399,024   $     3,412,694
         New loans                                                                                    152,150         6,284,028
         Repayments                                                                            (    1,905,222)  (     6,297,698)
                                                                                               ---------------  ---------------

         Balance at end of year                                                                $    1,645,952   $     3,399,024
                                                                                               ==============   ===============

     During 2002 and 2001 and at December 31, 2002 and 2001, there was no recorded investment in impaired loans.

     At December 31, 2002 and 2001, the Bank did not have any loans that had been restructured, and the Bank is not committed to lend any additional funds to debtors whose loans have been modified.

5. BANK PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

                                                                                                                   Estimated
                                                                                                                     Useful
                                                                                   2002              2001          Life (Yrs)
                                                                             ----------------  ---------------  ----------------

         Land                                                                $       774,635   $      773,269
         Leasehold improvements                                                      301,881          301,881       10-20 yrs
         Furniture and equipment                                                   1,228,238          694,593        3-8 yrs
         Building and improvements                                                 1,798,807          173,918      15-25 yrs
         Land improvements                                                            59,312                        5-15 yrs
         Construction in progress                                                                     128,221
                                                                             ---------------   --------------
                                                                                   4,162,873        2,071,882
         Less, accumulated depreciation                                      (       334,166)  (      178,773)
                                                                             ---------------   --------------

                                                                             $     3,828,707   $    1,893,109
                                                                             ===============   ==============

     Depreciation expense amounted to $155,393 and $111,437 in 2002 and 2001, respectively.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.   DEPOSITS

     At December 31, 2002, scheduled maturities of certificates of deposits are as follows:

         2003                                          $   79,602,557
         2004                                              30,183,074
         2005                                               3,408,817
         2006                                                 388,004
         2007 and thereafter                                1,389,443
                                                       --------------
                                                       $  114,971,895
                                                       ==============

     The Bank held related party deposits of approximately $4,449,624 and $9,916,645 at December 31, 2002 and 2001, respectively.

7.   BROKERED DEPOSITS

     Deposits that were received by the Bank through third party brokers as of December 31, 2002 and 2001 were $28,190,987 and $21,117,194, respectively.
     Original  maturities  range from one year to four  years.  Rates range from
     2.05 to 7.20 percent. At December 31, 2002 and 2001, respectively, $20,841,000 and $15,456,000 of these brokered deposits were with one broker.

8.   NOTE PAYABLE

     At December 31, 2001, the note payable consisted of a note from the Bankers Bank in the principal amount of $400,000. The interest rate is variable based upon the Wall Street Journal prime rate. Scheduled payments based upon the initial rate of 5% are twenty-four consecutive monthly payments of interest only, beginning December 20, 2001, fifty-nine consecutive monthly payments of principal and interest in the initial amount of $4,243 beginning December 29, 2003 and a single payment of interest and principal of $230,407 due November 20, 2008. The note is secured by shares of stock in the Bank of Georgia. This note was paid off during 2002.

9.   FEDERAL HOME LOAN BANK ADVANCES

     The Federal Home Loan Bank advances are collateralized by certain qualifying investments equal to at least 100% of the balance of advances outstanding. The interest rate is a floating rate, adjusted daily. At December 31, 2002 the interest rate was 1.3%. The advance is due December 2, 2003.

10.  INCOME TAXES

     The consolidated provision for income taxes for 2002 and 2001 consists of the following:

                                                 2002                 2001
                                           ---------------       --------------
         Income tax expense:
           Current tax expense:
             Federal                       $       384,603       $      219,232
             State                                  19,907                    0
           Deferred tax (benefit):
             Federal                       (       172,603)      (      182,732)
             State                         (         5,407)      (        2,400)
                                           ---------------       --------------
                                           $       226,500       $       34,100
                                           ===============       ==============

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expenses for the years ended December 31, 2002 and 2001, as indicated in the following analysis:

                                                                                              2002                2001
                                                                                        ----------------    ---------------

         Expected tax provision at statutory rates                                      $        278,267     $      101,822
         Effect of tax-exempt income                                                    (         64,312)     (      77,418)
         Effect of non-deductible expenses                                                        14,675             15,329
         Other, net                                                                     (          2,130)     (       5,633)
                                                                                        ----------------     --------------

                                                                                        $        226,500      $      34,100
                                                                                        ================      =============

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

                                                                                              2002                2001
                                                                                        ----------------    ---------------

         Deferred tax liabilities                                                       $(       310,379)   $(       69,162)
         Deferred tax assets                                                                     589,240            353,279
         Deferred tax asset valuation allowance                                         (          3,675)    (        3,675)
                                                                                        ----------------    ---------------

         Net deferred tax assets (liabilities)                                          $        275,186    $       280,442
                                                                                        ================    ===============

11. EMPLOYEE BENEFIT PLANS

     The Bank has adopted a defined contribution plan dated January 1, 2000, which covers substantially all employees of the Bank subject to certain minimum age and service requirements. The plan permits eligible employees to make before-tax contributions to the plan through payroll deductions subject to the limits imposed under Federal tax law. The Bank may also make matching contributions to the plan equal to the percentage of the participants contribution during a particular year. The Bank's level of participation in the plan is determined annually by the Board of Directors. For the years ended December 31, 2002 and 2001, respectively, the Bank contributed $35,048 and $12,076 to the plan. The plan permits each participant to direct the investment of the assets in his individual account. Contributions by the participant are always 100% vested. In general, participants may withdraw benefits upon termination of employment after attaining normal retirement age and upon termination of the plan. In addition, participants may withdraw their contributions if they terminate employment before attaining normal retirement age, attain normal retirement age but continue to work, become disabled, or incur a financial hardship.

12. STOCKHOLDERS' EQUITY

     On August 16, 2001 the Board of Directors declared a five-for-four stock split effective August 31, 2001.

     On September 19, 2002 the Board of Directors declared a five-for-four stock split for shareholders of record on September 25, 2002 to be payable October 15, 2002.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


13. STOCK WARRANTS

     Georgia Bancshares, Inc. has granted options to purchase 641,520 shares of common stock to its founding directors and key employees. The general terms of the stock option plan include vesting periods ranging from one to four years. The options were granted at exercise prices equal to the fair market value of a share of common stock on the grant dates and range from $6.40 to $10.00. The options expire ten years from the date of the grant.

                                                                        Year Ended                           Year Ended
                                                                     December 31, 2002                    December 31, 2001
                                                               ------------------------------       -------------------------------
                                                                                Weighted-Average                    Weighted-Average
                                                                  Number        Exercise Price         Number       Exercise Price
                                                               ------------     -----------------   -------------   ----------------

         Under option, beginning of year                           498,208      $     8.06             348,168        $   10.00
         Granted                                                    58,585           12.50              50,400            10.55
         Exercised                                            (     41,667)           8.00
         Terminated                                           (      1,910)          10.91
                                                              ------------      ----------          ----------

           Under option, prior to five-for-four stock split        513,216            8.59             398,568            10.07

         Effect of five-for-four stock split                       128,304      (     1.74)             99,640        (    2.01)
                                                              ------------                          ----------
               Under option, end of year                           641,520            6.85             498,208             8.06
                                                              ============                          ==========

         Weighted average remaining contractual life                                                    8 yrs             9 yrs
                                                                                                    =========         =========

         Weighted average fair value of options granted
           during the year, adjusted for stock split                                                $   10.00        $     8.44
                                                                                                    =========        ==========

     As permitted by SFAS No. 123, ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2002 and 2001. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and income per share would have been decreased as follows:

                                                                                     Net                              Diluted
                                                                                   Income           Basic EPS           EPS
                                                                                -------------    -------------     -------------

         Year ended December 31, 2002:
           As reported                                                          $    591,933     $       .273      $       .211
           Stock-based compensation, net of related tax effect                  (    146,667)    (       .068)     (       .053)
                                                                                ------------     ------------      ------------
               As adjusted                                                      $    445,266     $       .205      $       .158
                                                                                ============     ============      ============

         Year ended December 31, 2001:
           As reported                                                          $    269,932     $       .162      $       .118
           Stock-based compensation, net of related tax effect                  (    207,954)    (       .125)     (       .091)
                                                                                ------------     ------------      ------------
               As adjusted                                                      $     61,978     $       .037      $       .027
                                                                                ============     ============      ============

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The fair value of the options  granted  during 2002 and 2001 was based upon
     the   Black-Scholes   method  of  valuing   options   using  the  following
     weighted-average assumptions:

                                                                                             2002                 2001
                                                                                       ---------------      ---------------

         Risk-free interest rate                                                                3.00%                 3.00%
         Expected life of the options                                                       10 Years               10 Years
         Expected dividends (as a percent of the fair value of the stock)                          0%                    0%
         Volatility                                                                                1%                    0%

14. LEASING ARRANGEMENTS

     The Bank operates one office from a facility located on land that is leased under an operating lease. There are options to renew the lease for various terms. The first renewal term began on January 1, 2002 and the fifth and final renewal term will end on December 31, 2023. The rental rate will change at the beginning of each renewal option and will remain constant during each renewal term.

     The Bank also leased temporary office space under month-to-month lease agreements during the years ended December 31, 2002 and December 31, 2001.

     Rental expense on these leases amounted to $36,994 and $32,250 for the years 2002 and 2001, respectively.

15. CONCENTRATIONS OF CREDIT RISK

     The Bank makes commercial real estate, commercial business, and single-family residential loans to customers in the local market area. A substantial portion of its borrowers' ability to repay their obligations depends on the local economy. Additionally, there is a significant concentration of credit risk involving loans for the acquisition, development and construction of real property.

     At December 31, 2002 and 2001, the institution had correspondent bank balances and deposits in other financial institutions totaling a recorded balance of $4,760,883 and $11,254,915, respectively. The correspondent bank balances, at December 31, 2002, include amounts in excess of federal deposit insurance limits totaling $1,541,728. At December 31, 2001, the correspondent bank balances include federal funds sold of $8,564,000 and due from accounts in excess of federal deposit insurance limits totaling $8,832,975.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     At December 31, 2002 and 2001, respectively, the Bank had commitments to extend credit totaling approximately $25,956,000 and $26,762,007 and commitments under letters of credit totaling $612,421 and $400,087. Management does not anticipate any material loss as a result of these transactions. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

     The Bank has not been required to perform on any financial guarantees since inception. The Bank did not incur any losses on its commitments in 2002 and 2001.

17. COMMITMENTS AND CONTINGENT LIABILITIES

     The Bank has lines of credit with other banks. The lines total $5,500,000 and $4,050,000 at December 21, 2002 and 2001, respectively, and have interest rates based on the lending bank's daily federal fund rate. The lines are due on demand and are normally renewed for a one year period. They are uncollateralized. At December 31, 2002, the Bank had borrowed $4,200,000 against these lines. At December 31, 2001, the lines were unused.

     The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta to loan up to ten percent of the Bank's total assets. As described in Note 9, at December 31, 2002, the Bank had borrowed $2,000,000 against this line. Eligible securities are pledged to secure these advances.

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

     On December 12, 2002 the Bank entered into an agreement to purchase property from a limited liability company comprised of members of The Bank of Georgia's board of directors. The purchase price of the property is $348,750 and the purchase is contingent upon certain special stipulations. The sale is scheduled to be completed by March 14, 2003.

     The Bank is subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18. REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank met all of the capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage rations as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

     The actual and required capital amounts and ratios as of December 31, 2002 and 2001, are as follows (dollars in thousands):

                                                                                     For Capital          To Be Well Capitalized
                                                                                      Adequacy            Under Prompt Corrective
                                                             Actual                   Purposes               Action Provisions
                                                      ----------------------  -------------------------   -----------------------
                                                       Amount        Ratio       Amount        Ratio        Amount       Ratio
                                                      ---------  -----------  -----------   -----------   -----------  ----------
         As of December 31, 2002:
           Total Risk-Based Capital to Risk-Weighted
           Assets:
             Consolidated                             $   19,754      13.38%   $  11,811            8%            NA          NA
             Bank                                     $   15,798      10.72%   $  11,787            8%    $   14,733         10%
           Tier I Capital to Risk-Weighted Assets:
             Consolidated                             $   17,912      12.13%   $   5,906            4%            NA          NA
             Bank                                     $   13,956       9.45%   $   5,905            4%    $    8,858          6%
           Tier I Capital to Average Assets:
             Consolidated                             $   17,912      12.05%   $   5,943            4%            NA          NA
             Bank                                     $   13,956       9.41%   $   5,930            4%    $    7,412          5%
         As of December 31, 2001:
           Total Risk-Based Capital to Risk-Weighted
           Assets:
             Consolidated                             $   11,974      12.69%   $   7,549            8%            NA          NA
             Bank                                     $   12,011      12.78%   $   7,521            8%    $    9,402         10%
           Tier I Capital to Risk-Weighted Assets:
             Consolidated                             $   10,860      11.51%   $   3,775            4%            NA          NA
             Bank                                     $   10,897      11.59%   $   3,761            4%    $    5,641          6%
           Tier I Capital to Average Assets:
             Consolidated                             $   10,860      11.00%   $   3,948            4%            NA          NA
             Bank                                     $   10,897      11.04%   $   3,947            4%    $    4,934          5%


     Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year's net earnings, and the ratio of equity capital to total assets.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


19. EARNINGS PER SHARE

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

     This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method. All share and per share data have been restated to reflect stock splits.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                      Year Ended                           Income                    Shares                      Per Share
                   December 31, 2002                     (Numerator)              (Denominator)                   Amount
              ---------------------------            ------------------      ----------------------       ----------------------

              Basic EPS                              $          591,933                   2,169,196       $                0.273
              Effect of diluted securities:
                Stock options and warrants                            0                     642,083                        0.062
                                                     ------------------      ----------------------       ----------------------

              Diluted EPS                            $          591,933                   2,811,279       $                0.211
                                                     ==================      ======================       ======================

                      Year Ended                           Income                    Shares                      Per Share
                   December 31, 2001                     (Numerator)              (Denominator)                   Amount
              ---------------------------            ------------------      ----------------------       ----------------------

              Basic EPS                              $          269,932                   1,664,056       $                0.162
              Effect of diluted securities:
                Stock options and warrants                            0                     622,760                        0.044
                                                     ------------------      ----------------------       ----------------------

              Diluted EPS                            $          269,932                   2,286,816       $                0.118
                                                     ==================      ======================       ======================



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

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:


     Cash and due from banks,  interest  bearing  deposits in other  banks,  and
     ---------------------------------------------------------------------------
     federal  funds sold:  The carrying  amounts  reported in the  statements of
     -------------------
     financial condition approximate these assets' fair values.


     Time  deposits:  Fair  values  for  time  deposits  are  estimated  using a
     --------------
     discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.


     Investment securities (including trading account securities): Fair values ------------------------------------------------------------ for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of other investments is considered acquisition cost since these investments are not readily marketable.


     Loans:  For  variable-rate  loans  that  reprice  frequently  and  with  no
     -----
     significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.


     Deposits: The fair values disclosed for demand deposits are, by definition,
     --------
     equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates fair value.


     Short-term borrowings and notes payable: The carrying amounts of short-term
     ---------------------------------------
     borrowings and notes payable approximate their fair values.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Loan commitments:  Loan commitments do not represent a significant value to
     ----------------
     the Company. Therefore, the Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

     The estimated fair values of the Company's financial instruments are as follows:

                                                                     December 31, 2002                  December 31, 2001
                                                                      (in thousands)                     (in thousands)
                                                              -------------------------------    -------------------------------


                                                                 Carrying           Fair            Carrying           Fair
                                                                  Amount            Value            Amount            Value
                                                              -------------     -------------    -------------     -------------
         Financial assets:
           Cash and due from banks                            $       4,798     $       4,798    $       2,398     $       2,398
           Interest bearing deposits in other banks                     531               531              798               798
           Federal funds sold                                             0                 0            8,564             8,564
           Investment securities                                     34,809            34,809           21,891            21,891
           Other securities                                             651               651              779               779
           Loans - Net                                              125,750           125,892           81,452            81,898
           Accrued interest receivable                                  896               896              666               666


         Financial liabilities:
           Deposits                                                 142,559           142,425          106,268           106,447
           Note payable                                                   0                 0              400               400
           Federal Home Loan Bank advances                            2,000             2,000                0                 0
           Accrued interest payable                                     401               401              692               692
           Federal funds purchased                                    4,200             4,200                0                 0
           Securities sold under agreements to  repurchase            3,231             3,231                0                 0



     The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note 16. No derivatives were held by the Company for trading purposes.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


21. PARENT COMPANY FINANCIAL INFORMATION

     The following information presents the condensed balance sheet, statement of operations, and statement of cash flows of Georgia Bancshares, Inc. as of and for the year ended December 31, 2002 and 2001:

                            CONDENSED BALANCE SHEETS
                                     Assets
                                     ------
                                                                                               2002                  2001
                                                                                        ------------------    ------------------

         Cash                                                                           $       3,656,625     $          16,767
         Investment in subsidiary                                                              14,311,452            10,886,356
         Other investments                                                                        306,000               306,000
         Other assets                                                                                                    41,272
                                                                                        ------------------    -----------------

               Total assets                                                             $      18,274,077     $      11,250,395
                                                                                        =================     =================
                      Liabilities and Stockholders' Equity
                      ------------------------------------

         Note payable                                                                   $               0     $         400,000
         Other liabilities                                                                          8,500                    99
                                                                                        -----------------     -----------------
               Total liabilities                                                                    8,500               400,099
         Stockholders' equity                                                                  18,265,577            10,850,296
                                                                                        -----------------     -----------------

               Total liabilities and stockholders' equity                               $      18,274,077     $      11,250,395
                                                                                        =================     =================



                         CONDENSED STATEMENTS OF INCOME
                                                                                               2002                  2001
                                                                                        ------------------    ------------------
         Income:
           Dividend received from bank subsidiary                                       $          100,000
           Interest income                                                                          80,856
                                                                                        ------------------
               Total income                                                                        180,856
                                                                                        ------------------

         Expenses:
           Legal and professional                                                                   13,059    $          53,580
           Other expenses                                                                           26,995               11,719
                                                                                        ------------------    -----------------
               Total expenses                                                                       40,054               65,299
                                                                                        ------------------    -----------------

               Income (loss) before income taxes (benefits) and equity in
                 undistributed net income of subsidiaries                                          140,802    (          65,299)

               Income taxes (benefits)                                                               8,500    (          29,400)
                                                                                        ------------------    -----------------

               Income (loss) before equity in undistributed net income of
                 subsidiaries                                                                      132,302    (          35,899)

               Equity in undistributed net income of subsidiaries                                  459,631              140,781
                                                                                        ------------------    -----------------

               Net income                                                               $         591,933     $         104,882
                                                                                        =================     =================

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                               2002                  2001
                                                                                        ------------------    ------------------
         Cash flows from operating activities:
           Net income                                                                   $         591,933     $         104,882
           Adjustments to reconcile net income to net cash used in
           operating activities:
             Equity in undistributed net income of subsidiary                           (         459,631)    (         140,781)
             Payments to subsidiary                                                     (       2,600,000)                    0
             Other operating activities                                                            49,674     (          41,174)
                                                                                        -----------------     -----------------

               Net cash provided by (used in) operating activities                      (       2,418,024)    (          77,073)
                                                                                        -----------------     -----------------

         Cash flows from investing activities:
           Purchase of other investments                                                                      (         306,000)
           Payments on other borrowings                                                 (         400,000)                    0
                                                                                        -----------------     -----------------

                 Net cash provided by (used in) investing activities                    (         400,000)    (         306,000)
                                                                                        -----------------     -----------------

         Cash flows from financing activities:
           Proceeds from other borrowing                                                                                400,000
           Proceeds of stock offering                                                           6,548,711                     0
           Cost of stock offering                                                       (          89,257)                    0
           Proceeds from sale of treasury stock                                                       200                     0
           Purchase of treasury stock                                                   (           1,772)    (             160)
                                                                                        -----------------     -----------------

               Net cash provided by (used in) financing activities                              6,457,882               399,840
                                                                                        -----------------     -----------------

         Net increase in cash                                                                   3,639,858                16,767
         Cash at beginning of year                                                                 16,767                     0
                                                                                        -----------------     -----------------

         Cash at end of year                                                            $       3,656,625     $          16,767
                                                                                        =================     =================


Item 8.    Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III

     Some information required by Part III is omitted from this annual report because we will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the financial year covered by this annual report, and this information is incorporated herein by reference into this annual report.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 14, 2003.


Item 10.   Executive Compensation
---------------------------------

     The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 14, 2003.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 14, 2003.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 14, 2003.


Item 13.   Exhibits, List and Reports on Form 8-K
-------------------------------------------------

(a)   The following documents are filed as part of this report:

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.1 See Exhibits 3.1 and 3.2 for provisions in Georgia Bancshares' Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2 Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.3 Georgia Bancshares, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.4 Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.5 Form of First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.6 Form of Second Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.7   Form of Third Amendment to Warrant Agreement.

5.1 Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-74710).

10.1 Real Estate Agreement dated June 1, 1999 between The Bank of Georgia and Charles B. Miles & S. Reid Hutchings (incorporated by reference to
      Exhibit 10.5 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

21    Subsidiaries

24    Power of Attorney (contained on signature page hereof)


-------------------------

(b)   Reports on Form 8-K
      -------------------

         The following reports were filed on Form 8-K during the quarter ended December 31, 2002.

         The Company filed a Form 8-K on November 13, 2002 to disclose that the Chief Executive Officer, Ira P. Shepherd, III, and the Chief Financial Officer, Clyde A. McArthur, each furnished to the Securities and Exchange Commission the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14.  Controls and Procedures
---------------------------------

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GEORGIA BANCSHARES, INC..


Date:   March 20, 2003             By:  /s/ Ira P. Shephard
     ---------------------------     -------------------------------------------
                                     Ira P. Shepherd, III
                                     President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ira P. Shepherd, III, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                              Title                        Date
----------                              -----                        ----

/s/ Ira P. Shepherd, III
------------------------
Ira P. Shepherd, III         President, Chief Executive          March 20, 2003
                             Officer (principal executive
                             officer),  and Director
/s/ Clyde A. McArthur
------------------------
Clyde A. McArthur            Chief  Financial  Officer           March 20, 2003
                             (principal accounting
                             and financial officer)

/s/ Arlie C. Aukerman
------------------------
Arlie C. Aukerman            Director                            March 20, 2003


/s/ Joseph S. Black
------------------------
Joseph S. Black              Vice Chairman, Director             March 20, 2003


/s/ Rick A. Duncan
------------------------
Rick A. Duncan               Director, Executive                 March 20, 2003
                             Vice President

/s/ Dale K. Geeslin
------------------------
Dale K. Geeslin              Secretary, Director                 March 20, 2003


/s/ Malcolm R. Godwin
------------------------
Malcolm R. Godwin            Director, Executive Vice            March 20, 2003
                             President

/s/ W. Robert Hancock
------------------------
W. Robert Hancock            Director                            March 20, 2003


/s/ Vincent M. Rossetti
------------------------
Vincent M. Rossetti          Director                            March 20, 2003


/s/ Donnie H. Russell
------------------------
Donnie H. Russell            Director                            March 20, 2003


/s/ Thomas G. Sellmer
------------------------
Thomas G. Sellmer            Director                            March 20, 2003


/s/ Enrico A. Stanziale
------------------------
Enrico A. Stanziale          Chairman, Director                  March 20, 2003


/s/ James H. Webb, Jr.
------------------------
James H. Webb, Jr.           Director                            March 20, 2003

                                  EXHIBIT INDEX


3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.1 See Exhibits 3.1 and 3.2 for provisions in Georgia Bancshares' Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2 Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.3 Georgia Bancshares, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.4 Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.5 Form of First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.6 Form of Second Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.7   Form of Third Amendment to Warrant Agreement.

5.1 Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-74710).

10.1 Real Estate Agreement dated June 1, 1999 between The Bank of Georgia and Charles B. Miles & S. Reid Hutchings (incorporated by reference to
      Exhibit 10.5 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

21    Subsidiaries

24    Power of Attorney (contained on signature page hereof)