Form 10KSB/A
period 2002-12-31
GEORGIA BANCSHARES INC//
filed 2003-03-28
CIK 1163308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                Explanatory Note

     This 10-KSB/A is being filed to add the Section 302 certifications which were inadvertently edgarized as correspondence rather than part of the original 10-KSB. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GEORGIA BANCSHARES, INC..


Date:   March 28, 2003             By:  /s/ Ira P. Shephard
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

Signatures                              Title                        Date
----------                              -----                        ----

/s/ Ira P. Shepherd, III
------------------------
Ira P. Shepherd, III         President, Chief Executive         March 28, 2003
                             Officer (principal executive
                             officer),  and Director
  *
------------------------
Clyde A. McArthur            Chief  Financial  Officer
                             (principal accounting
                             and financial officer)

  *
------------------------
Arlie C. Aukerman            Director


  *
------------------------
Joseph S. Black              Vice Chairman, Director


  *
------------------------
Rick A. Duncan               Director, Executive
                             Vice President

  *
------------------------
Dale K. Geeslin              Secretary, Director


  *
------------------------
Malcolm R. Godwin            Director, Executive Vice
                             President

  *
------------------------
W. Robert Hancock            Director


  *
------------------------
Vincent M. Rossetti          Director


  *
------------------------
Donnie H. Russell            Director


  *
------------------------
Thomas G. Sellmer            Director


  *
------------------------
Enrico A. Stanziale          Chairman, Director


  *
------------------------
James H. Webb, Jr.           Director



/s/ Ira P. Shepherd, III                                        March 28, 2003
------------------------
*As Attorney-In-Fact

                                 Certification

I, Ira P. Shepherd, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Georgia Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 20, 2003            By: /s/ Ira. P. Shepherd, III
                                     Ira. P. Shepherd, III
                                     President and Chief Executive Officer

                                 Certification

I, Clyde McArthur, certify that:

1. I have reviewed this annual report on Form 10-KSB of Georgia Bancshares, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 20, 2003             By:  /s/ Clyde McArthur
                                         Clyde McArthur
                                         Chief Financial Officer

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

21 Subsidiaries (incorporated to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2002).

24 Power of Attorney (incorporated to Exhibit 24 to the Company's Form 10-KSB for the period ended December 31, 2002).