Form 10QSB
period 2003-03-31
GEORGIA BANCSHARES INC//
filed 2003-05-13
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934 For the quarterly period ended March 31, 2003

    Transition report under Section 13 or 15(d) of the Exchange Act
---

      For the transition period from                 to
                                     ---------------    ----------------

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

                  100 Westpark Drive, Peachtree City, GA 30269
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 631-9488
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,337,573 shares of common stock, par value $.0064 per share, were issued and outstanding as of May 8, 2003.

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

         Condensed Consolidated Balance Sheets - March 31, 2003
                and December 31, 2002..........................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2003 and 2002..................................4

         Condensed Consolidated Statements of Shareholders' Equity and
                Comprehensive Income - Three months ended March 31, 2003.......5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002..................................6

         Notes to Condensed Consolidated Financial Statements................7-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................10-17

                            GEORGIA BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                    March 31,           December 31,
                                                                                       2003                 2002
                                                                                    ---------          ------------
                                                                                   (Unaudited)
Assets:
  Cash and cash equivalents:
    Cash and due from banks                                                        $  8,144,979         $  4,797,860
    Interest bearing deposits in other banks                                            638,713              531,154
    Federal funds sold                                                                2,256,000                    0
                                                                                   ------------         ------------
                                                                                     11,039,692            5,329,014
                                                                                   ------------         ------------

Investment Securities:
   Securities available-for-sale                                                     36,161,630           34,809,311
                                                                                   ------------         ------------
                                                                                     36,161,630           34,809,311

Loans, net                                                                          131,101,771          125,750,137

Accrued interest receivable                                                             930,731              896,150
Premises and equipment, net                                                           4,262,425            3,828,707
Other assets                                                                            808,524            1,005,195
                                                                                   ------------         ------------
    Total assets                                                                   $184,304,773         $171,618,514
                                                                                   ============         ============

Liabilities:
  Deposits:
    Noninterest-bearing                                                            $ 11,323,557         $  9,310,602
    NOW                                                                               9,878,941            8,165,462
    Savings                                                                          12,247,886           10,110,841
    Time deposits $100,000 and over                                                  64,858,533           55,901,433
    Other time deposits                                                              63,763,581           59,070,462
                                                                                   ------------         ------------
                                                                                    162,072,498          142,558,800
                                                                                   ------------         ------------

  Securities sold under agreement to repurchase                                       2,584,998            3,230,560
  Federal Home Loan Bank advances                                                             0            2,000,000
  Federal funds purchased                                                                     0            4,200,000
  Stock purchase obligation                                                             369,250              369,250
  Income taxes payable                                                                  157,000              184,510
  Accrued interest payable                                                              476,853              400,842
  Other liabilities                                                                      52,155              408,975
                                                                                   ------------         ------------

    Total liabilities                                                               165,712,754          153,352,937
                                                                                   ------------         ------------

Shareholders' Equity
  Common stock, $.0064 par value; 10,000,000 shares authorized,
    2,337,573 shares issued and outstanding                                              14,961               14,961
  Capital surplus                                                                    17,199,823           17,199,823
  Retained earnings                                                                     969,434              696,815
  Accumulated other comprehensive income                                                409,573              355,750
                                                                                   ------------         ------------
                                                                                     18,593,791           18,267,349
    Cost of 111 shares of common stock held by the Company                               (1,772)              (1,772)
                                                                                   ------------         ------------
   Total shareholders' equity                                                        18,592,019           18,265,577
                                                                                   ------------         ------------

    Total liabilities and shareholders' equity                                     $184,304,773         $171,618,514
                                                                                   ============         ============

            See notes to condensed consolidated financial statements.

                            GEORGIA BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       --------------------------
                                                                                       2003                  2002
                                                                                       ----                  ----
Interest income:
  Interest and fees on loans                                                        $ 2,304,913          $ 1,688,905
  Interest and dividends on investments                                                 339,154              305,624
  Interest on federal funds sold and other interest income                               14,522               22,123
                                                                                    -----------          -----------
      Total interest income                                                           2,658,589            2,016,652
                                                                                    -----------          -----------

Interest expense:
  Interest on deposits                                                                1,174,187            1,099,767
  Interest on securities sold under agreements to repurchase                              8,745               24,512
  Interest on other borrowed funds Other interest                                         6,657                3,385
                                                                                    -----------          -----------
      Total interest expense                                                          1,189,589            1,127,664
                                                                                    -----------          -----------

     Net interest income                                                              1,469,000              888,988
Provision for loan losses                                                                75,000               85,027
                                                                                    -----------          -----------
     Net interest income after provision for loan losses                              1,394,000              803,961
                                                                                    -----------          -----------

Other income:
  Service charges on deposit accounts                                                    48,132               38,147
  Other operating income                                                                 19,481               15,779
  Investment security transactions, net                                                  23,650               63,933
                                                                                    -----------          -----------
      Total other income                                                                 91,263              117,859
                                                                                    -----------          -----------

Other expense:
  Salaries and employee benefits                                                        594,927              447,314
  Occupancy and equipment expense                                                       145,773               82,839
  Legal and Accounting                                                                   38,898               28,097
  Data Processing                                                                       115,964               80,506
  Other operating expenses                                                              190,082              172,003
                                                                                    -----------          -----------
      Total                                                                           1,085,644              810,759
                                                                                    -----------          -----------

      Income before income taxes                                                        399,619              111,061
Income tax expense                                                                      127,000               13,739
                                                                                    -----------          -----------

      Net income                                                                    $   272,619          $    97,322
                                                                                    ===========          ===========

Basic earnings per share                                                            $      0.12          $      0.05
Diluted earnings per share(outstanding shares adjusted for 5 for 4 stock            $      0.09          $      0.04
split paid October 15, 2002)


           See notes to condensed consolidated financial statements.

                            GEORGIA BANCSHARES, INC.

            Condensed Consolidated Statement of Shareholders' Equity
                            and Comprehensive Income
                    for the Three Months Ended March 31, 2003
                                   (Unaudited)


                                                                                                        Accumulated
                                      Common Stock                                                         Other
                                  -------------------     Treasury    Additional Paid-in    Retained    Comprehensive
                                  Shares       Amount      Stock            Capital         Earnings      Income          Total
                                  ------       ------     --------    ------------------    --------    -------------     -----

Balance,
 December 31, 2002                2,337,573    $ 14,961   $ (1,772)      $17,199,823        $ 696,815     $ 355,750    $18,265,577

Net income for the period                 -           -          -                 -          272,619             -        272,619

Other comprehensive
 income, net of tax of
 $27,727                                  -           -          -                 -                -        58,823         53,823
                                  ---------    --------   --------       -----------        ---------     ---------    -----------
Comprehensive income                                                                                                       326,442
                                                                                                                       -----------
Balance,
March 31, 2003                    2,337,573    $ 14,961   $ (1,772)      $17,199,823        $ 969,434     $ 409,573    $18,592,019
                                  =========    ========   ========       ===========        =========     =========    ===========




           See notes to condensed consolidated financial statements.

                            GEORGIA BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                    2003            2002
                                                                                    ----            ----
Cash flows from operating activities:
  Net income                                                                   $   272,619       $     97,322
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Premium amortization net of discount accretion                                  39,193             43,198
    (gain) from sales of investment securities, net                                (23,650)           (63,933)
    Depreciation                                                                    66,294             37,430
    Changes in operating assets and liabilities:
     (Increase) in accrued interest receivable                                     (34,581)           (49,515)
     (Increase) decrease in other assets                                           (53,829)          (110,289)
     Increase (decrease) in income taxes payable                                   (27,510)           (58,718)
     Increase (decrease) in accrued interest payable                                76,011           (275,160)
     Increase (decrease) in other liabilities                                     (334,848)            93,931
                                                                               -----------       ------------
       Net cash provided by operating activities                                   (20,301)          (285,734)
                                                                               -----------       ------------

Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits in other banks             (107,559)           489,328
  Net (increase) decrease in federal funds sold                                 (2,256,000)         4,679,000
  Purchases of securities available-for-sale                                    (8,149,875)        (9,198,597)
  Maturities of securities available-for-sale                                      500,000            980,000
  Proceeds from sales and pay downs of available-for-sale                        6,564,363          2,405,816
  Net increase in loans                                                         (5,351,634)       (11,295,311)
  Purchases of premises and equipment                                             (500,012)          (217,697)
                                                                               -----------       ------------
    Net cash used by investing activities                                       (9,300,717)       (12,157,461)
                                                                               -----------       ------------

Cash flows from financing activities:
  Net increase in deposits                                                      19,513,699          3,897,962
  Payments on note payable                                                              (0)          (400,000)
  Repayments on Federal Home Loan Bank advances                                 (2,000,000)                 0
  Repayments of federal funs purchased                                          (4,200,000)                 0
  (Decrease) in securities sold under agreements to repurchase                    (645,562)         5,938,476
  Net proceeds from sale of common stock                                                 0          3,697,826
                                                                               -----------       ------------
    Net cash provided by financing activities                                   12,668,137         13,134,264
                                                                               -----------       ------------

Net increase in cash and cash equivalents                                        3,347,119            691,069

Cash and cash equivalents, beginning of period                                   4,797,860          2,398,135
                                                                               -----------       ------------

Cash and cash equivalents, end of period                                       $ 8,144,979       $  3,089,204
                                                                               ===========       ============

Cash paid during the period for:
 Income taxes                                                                  $   194,547       $    139,232
 Interest                                                                      $ 1,113,578       $  1,402,820

            See notes to condensed consolidated financial statements.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2002 Annual Report.


NOTE 2 - CRITICAL ACCOUNTING POLICIES
-------------------------------------

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002.

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

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2003 and 2002.

                                                                       Pre-tax
                                                                       -------         (Expense)       Net-of-tax
                                                                        Amount          Benefit          Amount
                                                                       --------        ---------       ----------
  For the Three Months Ended March 31, 2003:
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period        $  81,550        $ (27,727)      $   53,823
   Plus: reclassification adjustment for gains (losses)
      realized in net income                                                  -                -                -
                                                                      ---------        ---------       ----------
   Net unrealized gains (losses) on securities                           81,550          (27,727)          53,823
                                                                      ---------        ---------       ----------
   Other comprehensive income                                         $  81,550          (27,727)      $   53,823
                                                                      =========        =========       ==========


                                                                       Pre-tax
                                                                       -------         (Expense)       Net-of-tax
                                                                        Amount          Benefit          Amount
                                                                       --------        ---------       ----------
  For the Three Months Ended March 31, 2002:
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period        $(192,180)       $  69,185       $ (122,995)
   Plus: reclassification adjustment for gains (losses)
      realized in net income                                                  -                -                -
                                                                      ---------        ---------       ----------
   Net unrealized gains (losses) on securities                        $(192,180)       $  69,185       $ (122,995)
                                                                      ---------        ---------       ----------
   Other comprehensive income                                         $(192,180)       $  69,185       $ (122,995)
                                                                      =========        =========       ==========

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

                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                          2003            2002
                                                        --------        --------

 Net income per share - basic computation:

 Net income available to common shareholders          $  272,619      $   97,322
                                                      ==========      ==========

 Average common shares outstanding - basic             2,337,573       1,906,638
                                                      ==========      ==========

 Net income per share - basic                         $     0.12      $     0.05
                                                      ==========      ==========

 Net income per share - diluted computation:

 Net income available to common shareholders          $  272,619      $   97,322
                                                      ==========      ==========

 Average common shares outstanding - basic             2,337,573       1,906,638
                                                      ==========      ==========

 Incremental shares from assumed conversions:
   Stock options                                         648,720         622,760
                                                      ----------      ----------

 Average common shares outstanding - diluted           2,986,293       2,529,398
                                                      ----------      ----------

 Net income per share - diluted                       $     0.09      $     0.04
                                                      ==========      ==========

The 2002 calculation has been adjusted for a 5 for 4 stock split paid on October 15, 2002.

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

Results of Operations
---------------------

Net Interest Income
-------------------

For the three months ended March 31, 2003, net interest income increased $580,012, or 65.2%, to $1,469,000 as compared to $888,988 for the same period in 2002. Interest income from loans, including fees, increased $616,008, or 36.5%, to $2,304,913 at March 31, 2003, as compared to $1,688,905 at March 31, 2002.
This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $92,747,740 at March 31, 2002, to $131,101,771 at March 31, 2003, and a decrease in the average interest cost of deposits and other interest bearing liabilities. Income on investment securities contributed to the increase in net interest income with an increase of $33,530 for the three months ended March 31, 2003. Interest expense at March 31, 2003 was $1,189,589, compared to $1,127,664 for the same period in 2002.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2003, the provision charged to expense was $75,000 as compared to $85,027 for the same period in 2002. The total loan loss allowance represented 1.46% of gross loans at March 31, 2003 and 1.48% at December 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. During 2002 we increased our loan loss allowance substantially because of our concern over economic conditions. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Non-interest Income
-------------------

Noninterest income during the three months ended March 31, 2003 was $91,263, a decrease of $26,596 from $117,859 during the comparable period in 2002. Income from security transactions decreased $40,283 from $63,933 to $23,650. Security transactions consist of gains or losses from the sale of securities held for sale. We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations. Sales of securities during the quarter ending March 31, 2003, decreased from the first quarter of 2002, and netted a smaller net gain. Service charge income increased $9,985 from $38,147 to $48,132 over the same period in 2002. This was due to an increase in consumer deposit accounts over the two periods.

Non-Interest Expense
--------------------

Total non-interest expense for the three months ended March 31, 2003 was $1,085,644, or 33.9% higher than the $810,759 for the three months ended March 31, 2002. The largest increase was in personnel costs, which increased from $447,314 at March 31, 2002 to $594,927, or an increase of 33%, for the three months ended March 31, 2003. The increase is attributable to normal pay increases and the hiring of additional personnel to support our growth during the prior twelve months. Additional personnel were hired for our commercial lending department and to staff our new office located at 100 Westpark Drive, Peachtree City, GA. This office opened in November 2003. Occupancy expense increased to $145,773 from $82,839. This increase is attributable to the opening of the Peachtree City office. Data processing costs rose to $115,964 from $80,506 for an increase of $35,548, or 44%, over the comparable period from a year ago. This increase is attributable to an increased number of accounts and volume of items processed, and to the opening of the Peachtree City office. Other operating expenses increased to $190,082 from $172,003, an increase of $18,079, or 10.5%, over the same period in 2002. Other operating expenses include office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums. This increase is attributable to our growth during the past twelve months. This growth is evidenced by the fact that total assets increased from $131,619,081 at March 3 1, 2002, to $171,618,514 at December 31,
2002, to $184,304,773 at March 31, 2003.

Income Taxes
------------

The income tax provision for the three months ended March 31, 2003 was $127,000 as compared to $13,739 for the same period in 2002. The increase in the income tax provision is a result of increased income before taxes.

Net Income
----------

The combination of the above factors resulted in net income for the three months ended March 31, 2003 of $272,619 as compared to $97,322 for the same period in 2002. This represents an increase of $175,297, or 180%, over the same period in 2002.

Assets and Liabilities
----------------------

During the first three months of 2003, total assets increased $12,686,259, or 7.4%, to $184,304,773 as compared to $171,618,577 at December 31, 2002. The primary source of growth in assets was net loans, which increased $5,351,634 to $131,101,771 during the first three months of 2003. Federal funds sold increased $2,256,000 from December 31, 2002 to March 31, 2003 and investments increased $1,352,319. Total deposits also increased $19,513,698, or 13.7%, to $162,072,498 from the December 31, 2002 amount of $142,558,800. At March 31, 2003, securities sold under agreements to repurchase had decreased to $2,584,998 from $3,230,560, a decrease of $645,562, or 20%. These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured. In order to fund loan growth and provide liquidity for daily operating needs, we utilize

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

advances from the Federal Home Loan Bank of Atlanta. At December 31, 2002, we had $2,000,000 outstanding in FHLB advances and $4,200,000 outstanding in federal funds purchased. Federal funds purchased are overnight borrowings from other commercial banks and are used to provide short term liquidity. Both sources of borrowings were repaid from cash generated from deposit growth.

Investment Securities
---------------------

Investment securities increased from $34,809,311 at December 31, 2002 to $36,161,630 at March 31, 2003. The increase is attributable to normal investment transactions consistent with the bank's growth. This growth in investment securities was fueled primarily by purchases of mortgage-backed securities. Generally, we invest in mortgage backed securities because the bonds provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates. While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax free securities. When we purchase tax free securities we typically give priority to the purchase of tax free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale and all securities were so designated at March 31, 2003.

Loans
-----

We continued to experience strong loan growth during the first three months of 2003. Net loans increased $5,351,634, or 4.3%, from December 31, 2002 to March 31, 2003. As shown below, the main component of growth in the loan portfolio was real estate mortgage loans, which increased 19.03%, or $8,998,073. This increase was partially offset by a decrease of $4,767,890 or 6.90%, in real estate construction loans. Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                    March 31,     December 31,
                                                       2003           2002
                                                   -----------   --------------
 Real estate - construction                        $ 64,232,110   $  69,000,000
 Real estate - mortgage                              56,260,073      47,262,000
 Commercial and industrial                            9,746,133       8,841,000
 Consumer and other                                   2,808,116       2,536,443
                                                   ------------   -------------
Gross loans outstanding, end of period             $133,046,432   $ 127,639,443
                                                   ============   =============

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                    March 31,     December 31,
                                                       2003           2002
                                                   -----------   --------------
Loans:   Non-accrual loans                         $     13,223  $       13,857

Accruing loans more than 90 days past due          $          -  $            -

Loans identified by the internal review
mechanism:

  Criticized                                       $     15,705   $      17,046

  Classified                                       $  3,391,117   $   2,151,230

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Elements in the Loan Portfolio
-----------------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                March 31,       December 31,
                                                                  2003             2002
                                                              ------------      --------------
 Balance, January 1,                                          $   1,889,306     $   1,114,411
 Provision for loan losses for the period                            75,000           885,000
 Net loans (charged-off) recovered for the period                   (19,645)         (110,105)
                                                              -------------     -------------

   Balance, end of period                                     $   1,944,661     $   1,889,306
                                                              =============     =============

 Gross loans outstanding, end of period                       $ 133,046,432     $ 127,639,443

 Allowance for loan losses to loans outstanding                        1.46%             1.48%


Deposits
--------

At March 31, 2003, total deposits totaled $162,072,498, an increase of $19,513,699, or 13.7%, from December 31, 2002. The largest increase was in time deposits $100,000 and over. At March 31, 2003, certificates of deposit included brokered deposits totaling $28,971,000. We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits. For this reason we anticipate continuing to utilize brokered deposits as a funding source, however, our business plan places a strong emphasis on local deposit growth. In order to build local core deposits, we believe that we need to provide convenience to both retail and consumer depositors in our market area. We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas. Toward this end, we broke ground on a new location in Tyrone, GA, in March and we applied with our regulators for permission to open a grocery store branch in south Fayette County. We anticipate opening the grocery store branch in June 2003 and the Tyrone office in August 2003.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                    March 31,       December 31,
                                                      2003              2002
                                                 -------------     -------------
 Noninterest-bearing demand deposits             $ 11,323,557      $  9,310,602
 Interest-bearing demand deposits                   9,878,941         8,165,462
 Savings deposits                                  12,247,886        10,110,841
 Time deposits $100,000 and over                   64,858,533        55,901,433
 Other time deposits                               63,763,581        59,070,462
                                                 ------------      ------------

                                                 $162,072,498      $142,558,800
                                                 ============      ============

Advances from the Federal Home Loan Bank
----------------------------------------

As of March 31, 2003 there were no advances from the Federal Home Loan Bank outstanding. We do borrow from the Federal Home Loan Bank from time to time. We use these borrowings as a source of liquidity and to fund loans when appropriate. When we have borrowed in the past we have pledged investment securities as collateral against the advances. However, it is anticipated that future borrowings will be under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta. Under this agreement, we will assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances. This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity
---------

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 79.62% at March 31, 2003 and 82.73% at December 31, 2002.

Securities available-for-sale, which totaled $36,161,630 at March 31, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2003, unused fed funds lines of credit totaled $4,500,000.

Capital Resources
-----------------

Total shareholders' equity increased from $18,265,577 at December 31, 2002 to $18,592,019 at March 31, 2003. The increase is due to net income for the period of $272,619, and an after tax increase of $53,823 in the fair value of securities available-for-sale.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of March 31, 2003.

The following table summarizes our risk-based capital at March 31, 2003:

Shareholders' equity                                            $  18,592,019
Less: intangibles                                                           0
                                                                -------------
Tier 1 capital                                                     18,592,019
Plus: allowance for loan losses (1)                                 1,863,725
                                                                -------------
Total capital                                                   $  20,455,744
                                                                =============
Risk-weighted assets                                            $ 149,098,000
                                                                =============
Total average assets for the quarter ended March 31, 2003       $ 177,601,000
                                                                =============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                                12.47%
Total capital (to risk-weighted assets)                                 13.72%
Tier 1 capital (to total average assets)                                10.47%

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

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Item 3.  Controls and Procedures
--------------------------------

Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits:

Exhibit Number             Description
99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K -

         The following reports were filed on Form 8-K during the first quarter ended March 31, 2003:

         The Company filed a Form 8-K on March 26, 2003 to disclose that the Chief Executive Officer, Ira P. Shepherd, III, and the Chief Financial Officer, Clyde A. McArthur, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GEORGIA BANCSHARES, INC.


Date: May 12, 2003                  By:  /s/ Ira P. Shepherd, III
                                       -----------------------------------
                                       Ira P. Shepherd, III
                                       President & Chief Executive Officer


                                     By: /s/ Clyde A. McArthur
                                        ----------------------------------
                                        Clyde A. McArthur
                                        Principal Accounting Officer and
                                        Chief Financial Officer

                              Certification by CEO

I, Ira P. Shepherd, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Georgia Bancshares, Inc.;

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

Date: May 12, 2003

  /s/ Ira P. Shepherd, III
------------------------------------
 Ira P. Shepherd, III, Chief Executive Officer

                              Certification by CFO
                              --------------------

I, Clyde A. McArthur, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Georgia Bancshares, Inc.;

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

Date: May 12, 2003

  /s/ Clyde A. McArthur
--------------------------------------------
Clyde A. McArthur, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number             Description

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.