Form 10KSB/A
period 2002-12-31
GEORGIA BANCSHARES INC//
filed 2003-05-19
CIK 1163308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-KSB/Amendment No. 2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from             to

                                        -----------    -----------
                        Commission file number 333-74710

                            Georgia Bancshares, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                            58-2646154
              -------                            ----------
      (State of Incorporation)      (I.R.S. Employer Identification No.)

100 Westpark Drive
Peachtree, City, Georgia                                30269
-----------------------------------                ---------------
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) as of March 6, 2003 was $25,181,560. This calculation was based on the average bid and asked price of such common equity on March 6, 2003, 2003.

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

                                EXPLANATORY NOTE

     This 10-KSB/A No. 2 is being filed to attach the following exhibits: 4.7 Third Amendment to the Warrant Agreement for Georgia Bancshares, Inc. and 10.2 Summary of the Georgia Bancshares, Inc. 401K Plan. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GEORGIA BANCSHARES, INC.


Date:  May 16, 2003                 By: /s/ Ira P. Shepherd, III
                                       -----------------------------------
                                       Ira P. Shepherd, III
                                       President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                      Title                              Date
----------                      -----                              ----


 /s/ Ira P. Shepherd, III
---------------------------
Ira P. Shepherd, III            President, Chief Executive          May 16, 2003
                                Officer (principal executive
                                officer), and Director

 /s/ *
---------------------------
Clyde A. McArthur               Chief Financial Officer
                                (principal accounting and
                                financial officer)


 /s/ *
---------------------------
Arlie C. Aukerman               Director


 /s/ *
---------------------------
Joseph S. Black                 Vice Chairman, Director


 /s/ *
---------------------------
Rick A. Duncan                  Director, Executive Vice President


 /s/ *
---------------------------
Dale K. Geeslin                 Secretary, Director


 /s/ *
---------------------------
Malcolm R. Godwin               Director, Executive Vice President


 /s/ *
---------------------------
W. Robert Hancock               Director

 /s/ *
---------------------------
Vincent M. Rossetti             Director


 /s/ *
---------------------------
Donnie H. Russell               Director


 /s/ *
---------------------------
Thomas G. Sellmer               Director


 /s/ *
---------------------------
Enrico A. Stanziale             Chairman, Director


 /s/ *
---------------------------
James H. Webb, Jr.              Director

/s/ Ira P. Shepherd, III                                            May 16, 2003
---------------------------
Ira P. Shepherd, III
As Attorney-In-Fact

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

10.2 Summary of the Georgia Bancshares, Inc. 401K Plan.

21 Subsidiaries of the Company (incorporated to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2002).

24 Power of Attorney (incorporated to Exhibit 24 to the Company's Form 10-KSB for the period ended December 31, 2002).