Form 10QSB
period 2003-06-30
GEORGIA BANCSHARES INC//
filed 2003-08-14
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to _____________

Commission file number 333-74710

Georgia Bancshares, Inc.
(Exact name of Small Business Issuer as Specified in its Charter)

Georgia	58-2646154
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Westpark Drive, Peachtree City, GA 30269
(Address of Principal Executive Offices)   (Zip Code)

(770) 631-9488
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,337,573 shares of common stock, par value $.0064 per share, were issued and outstanding as of August 1, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

GEORGIA BANCSHARES, INC.

      Exhibit 31: Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32: Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GEORGIA BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002
Assets:	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$ 8,605,570	$ 4,797,860
Interest bearing deposits in other banks	813,620	531,154
Federal funds sold	9,288,000	0

	18,707,190	5,329,014

Investment Securities:
Securities available-for-sale	30,973,665	34,809,311

	30,973,665	34,809,311

Loans, gross	132,828,013	127,639,443
Loan loss reserve	2,019,030	1,889,306

Loans, net	130,808,983	125,750,137

Accrued interest receivable	1,118,168	896,150
Premises and equipment, net	4,441,162	3,828,707
Deferred income taxes	349,351	451,177
Other assets	528,264	554,018

Total assets	$ 186,926,783	$ 171,618,514

Liabilities:
Deposits:
Noninterest-bearing	$ 12,581,858	$ 9,310,602
NOW	10,905,917	8,165,462
Savings	14,174,899	10,110,841
Time deposits $100,000 and over	63,090,933	55,901,433
Other time deposits	64,880,855	59,070,462

Total deposits	$ 165,634,462	$ 142,558,800

Securities sold under agreements to repurchase	$ 1,198,987	3,230,560
Federal Home Loan Bank advances	0	2,000,000
Federal funds purchased	0	4,200,000
Stock purchase obligation	369,250	369,250
Income taxes payable	173,000	184,510
Accrued interest payable	451,279	400,842
Other liabilities	173,654	408,975

Total liabilities	$ 168,000,632	$ 153,352,937

Shareholders' Equity
Common stock, $.0064 par value; 10,000,000 shares authorized,
2,337,573 shares issued and outstanding	14,961	14,961
Capital surplus	17,199,823	17,199,823
Retained earnings	1,317,300	696,815
Accumulated other comprehensive income	395,839	355,750
Cost of 111 shares of common stock held by the Company	(1,772)	(1,772)

Total shareholders' equity	18,926,151	18,265,577

Total liabilities and shareholders' equity	$ 186,926,783	$ 171,618,514

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2003	2002
Interest income:
Interest and fees on loans	$2,453,015	$1,863,109
Interest and dividends on investments	282,130	398,784
Interest on federal funds sold and other interest income	11,797	8,983

Total interest income	2,746,942	2,270,876

Interest expense:
Interest on deposits	1,140,296	1,091,993
Interest on securities sold under agreements to repurchase	5,249	21,267
Interest on other borrowed funds	4,442	10,064

Total interest expense	1,149,987	1,123,324

Net interest income	1,596,955	1,147,552
Provision for loan losses	75,000	222,390

Net interest income after provision for loan losses	1,521,955	925,162

Other income:
Service charges on deposit accounts	50,715	46,672
Other operating income	13,572	13,597
Investment security transactions, net	54,384	19,934

Total other income	118,671	80,203

Other expense:
Salaries and employee benefits	600,549	429,879
Occupancy and equipment expense	116,377	82,525
Legal and accounting	42,835	31,926
Data processing	110,153	70,890
Other operating expenses	216,846	115,253

Total	1,086,760	730,473

Income before income taxes	553,866	274,892
Income tax expense	206,000	59,919

Net income	$ 347,866	$ 214,973

Basic earnings per share	$ 0.15	$ 0.10
Diluted earnings per share	$ 0.12	$ 0.08
(outstanding shares adjusted for 5 for 4 stock split paid October 15, 2002)

        See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Interest income:
Interest and fees on loans	$4,757,928	$3,552,014
Interest and dividends on investments	621,284	704,408
Interest on federal funds sold and other interest income	26,319	31,106

Total interest income	5,405,531	4,287,528

Interest expense:
Interest on deposits	2,314,483	2,191,760
Interest on securities sold under agreements to repurchase	13,994	45,779
Interest on other borrowed funds	11,099	13,449

Total interest expense	2,339,576	2,250,988

Net interest income	3,065,955	2,036,540
Provision for loan losses	150,000	307,417

Net interest income after provision for loan losses	2,915,955	1,729,123

Other income:
Service charges on deposit accounts	98,847	84,819
Other operating income	33,053	29,376
Investment security transactions, net	78,034	83,867

Total other income	209,934	198,063

Other expense:
Salaries and employee benefits	1,195,476	877,193
Occupancy and equipment expense	262,150	165,364
Legal and accounting	81,733	60,023
Data processing	226,117	151,396
Other operating expenses	406,928	287,259

Total	2,172,404	1,541,235

Income before income taxes	953,485	385,951
Income tax expense	333,000	73,658

Net income	$ 620,485	$ 312,293

Basic earnings per share	$ 0.27	$ 0.15
Diluted earnings per share	$ 0.21	$ 0.12
(outstanding shares adjusted for 5 for 4 stock split paid October 15, 2002)

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC.

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
for the Six Months Ended June 30, 2003

(Unaudited)

						Accumulated
						Other
	Common Stock		Treasury	Additional Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
Balance,
December 31, 2002	2,337,573	$ 14,961	$ (1,772)	$ 17,199,823	$ 696,815	$355,750	$18,265,577

Net income for the
period					620,485		620,485

Other comprehensive
income, net of tax of
$ 26,726						40,089	40,089

Comprehensive income							660,574

Balance,
June 30, 2003	2,337,573	$ 14,961	$ (1,772)	$ 17,199,823	$1,317,300	$395,839	$18,926,151

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 620,485	$ 312,293
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Premium amortization net of discount accretion	200,743	48,953
Depreciation	136,006	74,953
Deferred income taxes	101,826	17,020
Provision for loan losses	129,724	307,417
(Increase) in accrued interest receivable	(222,018)	(148,540)
Increase (decrease) in accrued interest payable	50,437	(268,179)
(Increase) decrease in other assets	25,754	(36,426)
Increase (decrease) in income taxes payable	(11,510)	(129,376)
Increase (decrease) in other liabilities	(235,321)	266,607
Increase in other comprehensive income	40,089	274,603

Net cash provided by operating activities	836,215	719,325

Cash flows from investing activities:
Net (increase) decrease in interest bearing deposits in other banks	(282,466)	306,401
Net (increase) decrease in federal funds sold	(9,288,000)	4,639,000
Purchases of securities available-for-sale	(14,122,022)	(15,842,080)
Maturities of securities available-for-sale	1,250,000	1,480,000
Proceeds from sales and pay downs of available-for-sale	16,506,925	5,335,314
Net increase in loans	(5,188,570)	(25,962,514)
Purchases of premises and equipment	(748,461)	(1,041,358)

Net cash used by investing activities	(11,872,594)	(31,085,237)

Cash flows from financing activities:
Net increase in deposits	23,075,662	18,774,551
Net decrease in securities sold under agreements to repurchase	(2,031,573)	3,283,503
Net increase (decrease) in Federal Home Loan Bank advances	(2,000,000)	2,700,000
Net (decrease) in federal funds purchased	(4,200,000)	0
Net (decrease) in notes payable to others	0	(400,000)
Net proceeds from sale of common stock	0	6,459,813

Net cash provided by financing activities	14,844,089	30,817,867

Net increase in cash and cash equivalents	3,807,710	451,955

Cash and cash equivalents, beginning of period	4,797,860	2,398,135

Cash and cash equivalents, end of period	$ 8,605,570	$ 2,850,090

Cash paid during the period for:
Income taxes	$ 321,940	$ 249,232
Interest	$ 2,289,139	$ 2,519,167

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2002 Annual Report.

NOTE 2 — CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations.

NOTE 3 — OFF-BALANCE SHEET RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 — COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month periods ended June 30, 2003 and 2002.

	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Six Months Ended June 30, 2003:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$66,815	$(26,726)	$40,089
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	66,815	(26,726)	40,089

Other comprehensive income	$66,815	$(26,726)	$40,089

	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Six Months Ended June 30, 2002:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$416,065	$(141,642)	$274,603
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	416,065	(141,642)	274,603

Other comprehensive income	$416,065	$(141,642)	$274,603

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 — EARNINGS PER SHARE

Net income per share – basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share – diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

	Three Months Ended
	June 30,
	2003	2002
Net income per share - basic computation:

Net income available to common shareholders	$ 347,866	$ 214,973

Average common shares outstanding - basic	2,337,573	2,229,923

Net income per share - basic	$ 0.15	$ 0.10

Net income per share - diluted computation:

Net income available to common shareholders	$ 347,866	$ 214,973

Average common shares outstanding - basic	2,337,573	2,229,923

Incremental shares from assumed conversions:
Stock options	663,120	570,676

Average common shares outstanding - diluted	3,000,693	2,800,599

Net income per share - diluted	$ 0.12	$ 0.08

The 2002 calculation has been adjusted for a 5 for 4 stock split paid on October 15, 2002.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 — EARNINGS PER SHARE (continued)

	Six Months Ended
	June 30,
	2003	2002
Net income per share - basic computation:

Net income available to common shareholders	$ 620,485	$ 312,293

Average common shares outstanding - basic	2,337,573	2,094,323

Net income per share - basic	$ 0.27	$ 0.15

Net income per share - diluted computation:

Net income available to common shareholders	$ 620,485	$ 312,293

Average common shares outstanding - basic	2,337,573	2,094,323

Incremental shares from assumed conversions:
Stock options	663,120	570,676

Average common shares outstanding - diluted	3,000,693	2,664,999

Net income per share - diluted	$ 0.21	$ 0.12

The 2002 calculation has been adjusted for a 5 for 4 stock split paid on October 15, 2002.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended June 30 2003, net interest income increased $449,403, or 39.2%, to $1,596,955 as compared to $1,147,552 for the same period in 2002. Interest income from loans, including fees, increased $589,906, or 31.7%, to $2,453,015 at June 30, 2003, as compared to $1,863,109 at June 30 2002. This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $125,725,137 at December 31, 2002, to $130,808,983 at June 30, 2003, and a decrease in the average interest cost of deposits and other interest bearing liabilities. Income on investment securities, however, declined $116,654, or 29.3%, to $282,130 for the three months ended June 30 2003 as compared to $398,784 at June 30, 2002. This decrease was primarily attributable to heavy prepayments on higher yielding mortgage backed securities. Interest expense for the three months ended June 30, 2003 was $1,149,987, as compared to $1,123,324 for the same period in 2002.

For the six months ended June 30 2003, net interest income increased $1,029,415, or 50.5%, to $3,065,955 as compared to $2,036,540 for the same period in 2002. Interest income from loans, including fees, increased $1,205,914, or 34.0%, to $4,757,928 at June 30, 2003, as compared to $3,552,014 at June 30 2002. Income on investment securities, however, declined $83,124, or 11.8%, to $621,284 for the six months ended June 30 2003 as compared to $704,408 at June 30, 2002. Interest expense for the six months ended June 30, 2003 was $2,339,576, as compared to $2,250,988 for the same period in 2002.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 2003, the provision charged to expense was $75,000 as compared to $222,390 for the same period in 2002. For the six months ended June 30, 2003, the provision charged to expense was $150,000 as compared to $307,417 for the same period in 2002. The decrease in the provision charged to expense during each of these periods reflected the reduction in the rate of growth of our loan portfolio over the comparable periods. The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.52% of gross loans at June 30, 2003 and 1.48% at December 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. During 2002 we increased our loan loss allowance substantially because of our concern over economic conditions and the rate of growth of our loan portfolio. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and possible loss exposures on specific loans that we have identified for special scrutiny.

In addition, regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses for adequacy. There is a risk that charge offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses could result in a decrease of our net income and, possibly, our capital.

Non-interest Income

Noninterest income for the three months ended June 30, 2003 was $118,671, an increase of $38,468 from $80,203 during the comparable period in 2002. Income from security transactions increased $34,450 from $19,934 to $54,384. Security transactions consist of gains or losses from the sale of securities held for sale. We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations. During the quarter ended June 30, 2003, we sold several small blocks of mortgage-backed securities and reinvested part of the proceeds in tax free municipal securities and new loans. Service charge income increased $4,043 from $46,672 to $50,715 over the same period in 2002. This increase was due to an increase in consumer deposit accounts over the two periods.

Noninterest income for the six months ended June 30, 2003 was $209,934, an increase of $11,871 from $198,063 during the comparable period in 2002. Income from security transactions decreased $5,833 from $83,867 to $78,034. Service charge income increased $14,028 from $84,819 to $98,847, over the same period in 2002.

Non-Interest Expense

Total non-interest expense for the three months ended June 30, 2003 was $1,086,760, or 48.8% higher than the $730,473, for the three months ended June 30, 2002. The largest increase was in personnel costs, which increased from $429,879 at June 30, 2002 to $600,549, or an increase of 39.7%. The increase is attributable to the hiring of staff for new offices located in Fayetteville and Tyrone, Georgia, and staff for our Peachtree City office, who were hired during the fourth quarter of 2002. Occupancy expense increased to $116,377 from $82,525. This increase is attributable to the opening of the Peachtree City office. Data processing costs rose to $110,153 from $70,890, for an increase of $39,263, or 55.4%, over the comparable period from a year ago. Other operating expenses increased to $216,846 from $115,253, an increase of $101,593, or 88.1%, over the same period in 2002. Other operating expenses include office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums. This increase is attributable to our growth during the past twelve months. This growth is evidenced by the fact that total assets increased from $150,024,169 at June 30, 2002, to $171,618,514 at December 31, 2002, to $186,926,783 at June 30, 2003.

Total non-interest expense for the six months ended June 30, 2003 was $2,172,404, or 40.9% higher than the $1,541,235, for the six months ended June 30, 2002. The largest increase was in personnel costs, which increased from $877,193 at June 30, 2002 to $1,195,476, or an increase of 36.3%. Occupancy expense increased to $262,150 from $165,364. Data processing costs rose to

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$226,117 from $151,396 for an increase of $74,721, or 49.4%, over the comparable period from a year ago. Other operating expenses increased to $406,928 from $287,259, an increase of $119,669, or 41.7%, over the same period in 2002.

Income Taxes

The income tax provision for the three months ended June 30, 2003 was $206,000 as compared to $59,919 for the same period in 2002, and $333,000 for the six months ended June 30, 2003 as compared to $73,658 for the same period in 2002. These increases in provisions for income taxes resulted from increased income before taxes.

Net Income

The combination of the above factors resulted in net income for the three months ended June 30, 2003 of $347,866 as compared to $214,973 for the same period in 2002, an increase of $132,893, or 61.8%. For the six months ended June 30, 2003 net income was $620,485 as compared to $312,293, an increase of $308,192, or 98.7%.

Assets and Liabilities

During the first six months of 2003, total assets increased $15,308,269, or 8.9%, to $186,926,783 as compared to $171,618,574 at December 31, 2002. The primary source of growth in assets was federal funds sold, which increased from zero to $9,288,000 during the first six months of 2003. This increase in federal funds sold is a result of rapid prepayments on our investments in mortgage-backed securities, the sale of a large block of securites, the proceeds of which were being held as overnight funds until they could be profitably redeployed into loans and other investments and growth in deposits resulting from expansion of our retail branch network. Net loans increased $5,058,846 from December 31, 2002 to June 30, 2003 and investments decreased $3,835,646. Total deposits increased $23,075,662, or 16.2%, to $165,634,462 from the December 31, 2002 amount of $142,558,800. At June 30, 2003, securities sold under agreements to repurchase had decreased to $1,198,987 from $3,230,560, a decrease of $2,031,573, or 62.9%. These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured. In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta. At December 31, 2002, we had $2,000,000 outstanding in FHLB advances and $4,200,000 outstanding in federal funds purchased. Federal funds purchased are overnight borrowings from other commercial banks and are used to provide short term liquidity. Both sources of borrowings were repaid from cash generated from deposit growth.

Investment Securities

Investment securities decreased from $34,809,311 at December 31, 2002 to $30,973,665 at June 30, 2003. The decrease is attributable to high rates of repayments on higher coupon mortgage backed securities and the sale of several blocks of smaller balance mortgage backed securities. The high rate of prepayments is the result of the current refinancing boom among homeowners. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly, resulting in small balances on many of our securities. We sold these securities and intend to reinvest the funds in higher yielding loans, or in lower coupon rate mortgage backed securities that will provide more stable cash flows. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates. While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax free securities and we have increased our purchases of tax free securities during the last six months. When we purchase tax free securities we typically give priority to the purchase of tax free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale and all securities were so designated at June 30, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans

Net loans increased $5,058,846, or 4.0%, from December 31, 2002 to June 30, 2003. As shown below, the main component of growth in the loan portfolio was real estate mortgage loans, which increased 27.5%, or $13,001,816. This increase was partially offset by a decrease of $8,452,626, or 12.3%, in real estate construction loans. Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002
Real estate - construction	$ 60,547,374	$ 69,000,000
Real estate - mortgage	60,263,816	47,262,000
Commercial and industrial	9,942,267	8,841,000
Consumer and other	2,074,556	2,536,443

Gross loans outstanding, end of period	$132,828,013	$127,639,443

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,	December 31,
	2003	2002
Loans: Non-accrual loans	$13,223	$13,857

Accruing loans more than 90 days past due	$-	$-

Loans identified by the internal review mechanism:
Criticized	$13,867	$17,046
Classified	$2,696,417	$2,151,230

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2002 qnd the six months ended June 30, 2003.

Allowance for Loan Losses

	December 31,	June 30,
	2002	2003
Average loans outstanding	$108,145,858	$132,807,179
Gross loans outstanding at period end	$127,639,443	$132,828,013

Total non-performing loans	13,857	13,223

Beginning balance of allowance	$1,114,411	$1,889,306

Loans charged off:
Real estate-construction	(1,655)	(0)
Real estate-mortgage	(24,743)	(0)
Commercial and industrial	(56,190)	(17,519)
Consumer and other	(29,199)	(2,949)

Total loans charged off	(111,787)	(20,468)

Recoveries:
Real estate-construction	$0	$0
Real estate-mortgage	0	0
Commercial and industrial	0	0
Consumer and other	1,682	191

Total recoveries	$1,682	$191

Net loans charged off	$(110,105)	$(20,277)

Provision for loan losses for the period	885,000	150,000

Balance at period end	$1,889,306	$2,019,029

Allowance as a percentage of assets	1.48%	1.52%
Non-performing loans as a percentage of allowance	.73%	.65%
Ratio of net charge-offs to average gross loans outstanding
during the period	10%	.02%

Deposits

At June 30, 2003, total deposits were $165,634,462, an increase of $23,075,662, or 16.2%, from December 31, 2002. The largest increase was in time deposits $100,000 and over. At June 30, 2003, certificates of deposit included brokered deposits totaling $27,880,000. We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits. For this reason, we anticipate continuing to utilize brokered deposits as a funding source, however, our business plan places a strong emphasis on local deposit growth. In order to build local core deposits, we believe that we need to provide convenience to both retail and consumer depositors in our market area. We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas. Toward this end, we opened a supermarket branch in the Kroger store in Towne Center south of Fayetteville and we will be opening a full-service branch in Tyrone, GA, during the third quarter of 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002
Noninterest-bearing demand deposits	$12,581,858	$9,310,602
Interest-bearing demand deposits	10,905,917	8,165,462
Savings deposits	14,174,899	10,110,841
Time deposits $100,000 and over	63,090,933	55,901,433
Other time deposits	64,880,855	59,070,462

	$165,634,462	$142,558,800

Advances from the Federal Home Loan Bank

As of June 30, 2003, there were no advances from the Federal Home Loan Bank outstanding. We do borrow from the Federal Home Loan Bank from time to time. We use these borrowings as a source of liquidity and to fund loans when appropriate. When we have borrowed in the past we have pledged investment securities as collateral against the advances. However, it is anticipated that future borrowings will be under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta. Under this agreement, we will assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances. This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the aqusition of additional liabilities. Cash and federal funds sold are our primay sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 79.62% at June 30, 2003 and 84.0% at December 31, 2002.

Securities available-for-sale, which totaled $30,973,665 at June 30, 2003, serve as a secondary source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2003, unused fed funds lines of credit totaled $9,400,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from internet sources.

Capital Resources

Total shareholders’ equity increased from $18,265,577 at December 31, 2002 to $18,926,151 at June 30, 2003. The increase is due to net income for the six months ending June 30, 2003 of $620,485, and an after tax increase of $40,089 in the fair value of securities available-for-sale.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institutions’ qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes our risk-based capital at June 30, 2003:

Shareholders' equity	$18,926,151
Less: intangibles	0

Tier 1 capital	18,926,151
Plus: allowance for loan losses (1)	1,988,000

Total capital	$20,914,151

Risk-weighted assets	$159,022,000

Total average assets for the quarter ended June 30, 2003	$181,341,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	11.90%
Total capital (to risk-weighted assets)	13.15%
Tier 1 capital (to total average assets)	10.44%

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the six months ended June 30, 2003 at our annual meeting of shareholders held on May 14, 2003.

This one matter was the election of four members of the board of directors as Class III directors for a three-year term.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are: A.C. Aukerman, Joseph S. Black, Rick A. Duncan, and Dale K. Geeslin. The current Class II directors are: Malcolm R. Godwin, William Robert Hancock, Jr., Vincent M. Rossetti, and Donnie H. Russell. The current Class III directors are Thomas G. Sellmer, Ira P. Shepherd, III, Enrico A. Stanziale, and James H. Webb, Jr. The current terms of the Class III directors expired at the annual meeting. Each of the four current class III directors was nominated for election and stood for election at the annual meeting on May 14, 2002 for a three-year term. The number of votes for the election of the Class III directors was as follows: Mr. Sellmer, 1,371,802; Mr. Shepherd, 1,371,802; Mr. Stanziale, 1,371,802; Mr. Webb, 1,363,990. The number of votes, which withheld authority for Mr. Sellmer, -0-; withheld authority for Mr. Shepherd, -0-; withheld authority for Mr. Stanziale, -0-; and withheld authority for Mr. Webb, 0. The number of votes against the election of directors was as follows; against Mr. Sellmer, -0-; against Mr. Shepherd, -0-; against Mr. Stanziale, -0-; and against Mr. Webb, 7,812. The terms of the Class I directors will expire at the end of the 2004 annual shareholders' meeting.

Each of the four current Class III directors received a sufficient number of votes and was reelected at the meeting, and the election results were recorded in the company's minute book from the annual meeting of shareholders. There were no other matters voted on by the company's shareholders at our annual meeting held on May 14, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

             (a)  Exhibits:

Exhibit Number             Description

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

             (b)  Reports on Form 8-K –

            The following reports were filed on Form 8-K during the quarter ended June 30, 2003:

            The Company filed a Form 8-K on April 24, 2003 to disclose the issuance of a press release announcing its financial results for the quarter ended March 31, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA BANCSHARES, INC.

Date: August 14, 2003	By: /s/ Ira P. Shepherd, III
Ira P. Shepherd, III
President & Chief Executive Officer

By: /s/ Clyde A. McArthur
Clyde A. McArthur
Principal Accounting Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.