Form 10QSB
period 2003-09-30
GEORGIA BANCSHARES INC//
filed 2003-11-13
CIK 1163308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number NUMBER

Georgia Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2646154
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Westpark Drive, Peachtree City, GA 30269
(Address of principal executive offices)   (Zip Code)

(770) 631-9488
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,930,732 shares of common stock, par value $.00512 per share, were issued and outstanding as of November 3, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Index

PART I. FINANCIAL INFORMATION	Pa	ge
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Income-
Three months ended September 30, 2003 and 2002	4
Nine months ended September 30, 2003 and 2002	5
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Nine months ended September 30, 2003	6
Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002	7
Notes to Condensed Consolidated Financial Statements	8-	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-	18
Item 3. Controls and Procedures	18
PART II. - OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Changes in Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	20
Item 6. Exhibits and Report on 8-K	20
Signature Page	21
Exhibit Index	22
Exhibit 31: Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32: Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,084,506	$4,797,860
Interest bearing deposits in other banks	17,626	531,154
Federal funds sold	7,253,000	0

	10,355,132	5,329,014

Investment Securities:
Securities available-for-sale	36,054,646	34,809,311

	36,054,646	34,809,311
Loans, gross	139,798,879	127,639,443
Loan loss reserve	2,038,522	1,889,306

Loans, net	137,760,357	125,750,137
Accrued interest receivable	1,208,908	896,150
Premises and equipment, net	4,736,120	3,828,707
Deferred income taxes	631,490	451,177
Other assets	517,196	554,018

Total assets	$191,263,849	$171,618,514

Liabilities:
Deposits:
Noninterest-bearing	$16,403,998	$9,310,602
NOW	6,645,782	8,165,462
Savings	17,261,201	10,110,841
Time deposits $100,000 and over	56,649,380	55,901,433
Other time deposits	71,885,301	59,070,462

Total deposits	$168,845,662	$142,558,800

Securities sold under agreements to repurchase	$445,018	3,230,560
Federal Home Loan Bank advances	2,000,000	2,000,000
Federal funds purchased	0	4,200,000
Stock purchase obligation	369,250	369,250
Income taxes payable	204,200	184,510
Accrued interest payable	410,598	400,842
Other liabilities	217,477	408,975

Total liabilities	$172,492,205	$153,352,937

Shareholders' Equity
Common stock, $.00512 par value (adjusted for stock splits);
10,000,000 shares authorized, 2,930,732 shares issued and outstanding (2003)
and 2,921,800 shares issued and outstanding (2002)	15,006	14,961
Capital surplus	17,254,075	17,199,823
Retained earnings	1,679,342	696,815
Accumulated other comprehensive income	(132,140)	355,750
Cost of 2,714 shares (2003) and 111 shares (2002) of common stock
held by the Company	(44,639)	(1,772)

Total shareholders' equity	18,771,644	18,265,577

Total liabilities and shareholders' equity	$191,263,849	$171,618,514

        See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2003	2002
Interest income:
Interest and fees on loans	$2,531,831	$2,232,453
Interest and dividends on investments	254,230	378,732
Interest on federal funds sold and other interest income	15,864	9,452

Total interest income	2,801,925	2,620,637

Interest expense:
Interest on deposits	1,114,263	1,260,859
Interest on securities sold under agreements to repurchase	2,072	15,323
Interest on other borrowed funds	5,230	5,039

Total interest expense	1,121,565	1,281,221

Net interest income	1,680,360	1,339,416
Provision for loan losses	18,000	291,733

Net interest income after provision for loan losses	1,662,360	1,047,683

Other income:
Service charges on deposit accounts	61,162	42,220
Other operating income	21,275	19,325
Investment security transactions, net	7,663	94,481

Total other income	90,100	156,026

Other expense:
Salaries and employee benefits	664,444	558,896
Occupancy and equipment expense	139,114	85,966
Legal and accounting	35,210	25,881
Data processing	107,232	75,594
Other operating expenses	252,902	148,519

Total	1,198,902	894,856

Income before income taxes	553,558	308,853
Income tax expense	187,000	102,774

Net income	$366,558	$206,079

Basic earnings per share	$0.13	$0.07
Diluted earnings per share	$0.10	$0.06
(outstanding shares adjusted for 5 for 4 stock split paid October 15, 2002 and
August 20, 2003)

        See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Interest income:
Interest and fees on loans	$7,289,759	$5,784,467
Interest and dividends on investments	875,514	1,083,140
Interest on federal funds sold and other interest income	42,183	40,558

Total interest income	8,207,456	6,908,165

Interest expense:
Interest on deposits	3,428,746	3,452,619
Interest on securities sold under agreements to repurchase	16,066	61,102
Interest on other borrowed funds	16,329	18,488

Total interest expense	3,461,141	3,532,209

Net interest income	4,746,315	3,375,956
Provision for loan losses	168,000	599,150

Net interest income after provision for loan losses	4,578,315	2,776,806

Other income:
Service charges on deposit accounts	160,009	127,039
Other operating income	54,328	48,701
Investment security transactions, net	85,697	178,348

Total other income	300,034	354,088

Other expense:
Salaries and employee benefits	1,859,920	1,436,089
Occupancy and equipment expense	401,264	251,330
Legal and accounting	116,943	85,904
Data processing	333,349	226,990
Other operating expenses	659,830	435,776

Total	3,371,306	2,436,089

Income before income taxes	1,507,043	694,805
Income tax expense	520,000	176,432

Net income	$987,043	$518,373

Basic earnings per share	$0.34	$0.20
Diluted earnings per share	$0.26	$0.16
(outstanding shares adjusted for 5 for 4 stock split paid October 15, 2002 and
August 20, 2003)

        See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2003

	Common Stock
			Treasury	Additional	Retained	Accumulated Other
	Shares	Amount	Stock	Paid-In Capital	Earnings	Comprehensive Income	Total
Balance,
December 31, 2002	$2,337,573	$14,961	$(1,772)	$17,199,823	$696,815	$355,750	$18,265,577
Net income for the period					987,043		987,043
Other comprehensive income,
net of tax						(487,890)	(487,890)
Comprehensive Income							499,153
Purchase of treasury stock			(44,639)				(44,639)
Stock split	584,227
Settlement fractional shares			1,772		(1,772)
					(2,744)		(2,744)
Exercise of stock options	8,932	45		54,252			54,297
Balance,
September 30, 2003	$2,930,732	$15,006	$(44,639)	$17,254,075	$1,679,342	$(132,140)	$18,771,644

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net income	$987,043	$518,373
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Premium amortization net of discount accretion	285,124	78,934
Depreciation	212,139	113,172
Deferred income taxes	(180,313)	(14,665)
Provision for loan losses	149,216	599,150
(Increase) in accrued interest receivable	(312,758)	(288,808)
Increase (decrease) in accrued interest payable	9,756	(234,649)
(Increase) decrease in other assets	36,822	(432,355)
Increase (decrease) in income taxes payable	19,690	111,859
Increase (decrease) in other liabilities	(191,498)	279,365

Net cash provided by operating activities	1,015,221	730,376
Cash flows from investing activities:
Net (increase) decrease in interest bearing deposits in other banks	513,528	455,415
Net (increase) decrease in federal funds sold	(7,253,000)	7,640,000
Purchases of securities available-for-sale	(28,578,173)	(23,934,505)
Maturities of securities available-for-sale	1,350,000	1,580,000
Proceeds from sales and pay downs of available-for-sale	25,209,824	10,741,400
Net increase in loans	(12,159,436)	(42,298,494)
Purchases of premises and equipment	(1,119,552)	(1,428,136)

Net cash used by investing activities	(22,036,809)	(47,244,320)

Cash flows from financing activities:
Net increase in deposits	26,286,862	40,678,308
Net decrease in securities sold under agreements to repurchase	(2,785,542)	2,993,816
Net increase (decrease) in Federal Home Loan Bank advances	0	0
Net (decrease) in federal funds purchased	(4,200,000)	0
Net (decrease) in notes payable to others	0	(400,000)
Net proceeds from sale of common stock	54,297	6,359,654
Sales (purchases) of treasury stock	(42,867)	160
Cash paid in settlement of fractional shares	(4,516)	0

Net cash provided by financing activities	19,308,234	49,631,938

Net Increase in cash and cash equivalents	(1,713,354)	3,117,994
Cash and cash equivalents, beginning of period	4,797,860	2,398,135

Cash and cash equivalents, end of period	$3,084,506	$5,516,129

Cash paid during the period for:
Income taxes	$439,776	$304,232
Interest	$3,451,385	$3,824,198

        See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2002 Annual Report.

NOTE 2 – CRITICAL ACCOUNTING POLICIES

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

NOTE 3 – OFF-BALANCE SHEET RISK

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

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 4 — COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine month periods ended September 30, 2003 and 2002.

	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount

For the Nine Months Ended September 30, 2003:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(739,227)	$251,337	$(487,890)
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(739,227)	251,337	(487,890)

Other comprehensive income	$(739,227)	$251,337	$(487,890)

	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount

For the Nine Months Ended September 30, 2002:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$661,083	$(221,465)	$439,618
Plus: reclassification adjustment for gains (losses)
realized in net income	-	-	-

Net unrealized gains (losses) on securities	661,083	(221,465)	439,618

Other comprehensive income	$661,083	$(221,465)	$439,618

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 5 — EARNINGS PER SHARE

Net income per share — basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share — diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

	Three Months Ended
	September 30,
	2003	2002
Net income per share - basic computation:
Net income available to common shareholders	$366,558	$206,079

Average common shares outstanding - basic	2,926,044	2,921,800

Net income per share - basic	$0.13	$0.07

Net income per share - diluted computation:
Net income available to common shareholders	$366,558	$206,079

Average common shares outstanding - basic	2,926,044	2,921,800

Incremental shares from assumed conversions:
Stock options	813,024	801,892

Average common shares outstanding - diluted	3,739,068	3,723,692

Net income per share - diluted	$0.10	$0.06

The shares outstanding and per share calculations have been adjusted for 5-for-4 stock splits paid on October 15, 2002 and August 20, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 5 — EARNINGS PER SHARE (continued)

	Nine Months Ended
	September 30,
	2003	2002
Net income per share - basic computation:
Net income available to common shareholders	$987,043	$518,373

Average common shares outstanding - basic	2,923,230	2,615,532

Net income per share - basic	$0.34	$0.20

Net income per share - diluted computation:
Net income available to common shareholders	$987,043	$518,373

Average common shares outstanding - basic	2,923,230	2,615,532

Incremental shares from assumed conversions:
Stock options	817,410	801,892

Average common shares outstanding - diluted	3,740,640	3,417,424

Net income per share - diluted	$0.26	$0.16

The shares outstanding and per share calculations have been adjusted for 5-for-4 stock splits paid on October 15, 2002 and August 20, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

Net Interest Income

For the three months ended September 30, 2003, net interest income increased $340,944, or 25.5%, to $1,680,360 as compared to $1,339,416 for the same period in 2002. Interest income from loans, including fees, increased $299,378, or 13.4%, to $2,531,831 at September 30, 2003, as compared to $2,232,453 at September 30, 2002. This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $125,750,137 at December 31, 2002, to $137,760,357 at September 30, 2003, and a decrease in the average interest cost of deposits and other interest bearing liabilities. Income on investment securities, however, declined $124,502, or 32.9%, to $254,230 for the three months ended September 30, 2003 as compared to $378,732 at September 30, 2002. This decrease was primarily attributable to heavy prepayments on higher yielding mortgage backed securities that occurred during early 2003. Interest expense for the three months ended September 30, 2003 was $1,121,565, as compared to $1,281,221 for the same period in 2002.

For the nine months ended September 30, 2003, net interest income increased $1,370,359, or 40.6%, to $4,746,315 as compared to $3,375,956 for the same period in 2002. Interest income from loans, including fees, increased $1,505,292, or 26.0%, to $7,289,759 at September 30, 2003, as compared to $5,784,467 at September 30, 2002. Income on investment securities, however, declined $207,626, or 19.2%, to $875,514 for the nine months ended September 30, 2003 as compared to $1,083,140 at September 30, 2002. Interest expense for the nine months ended September 30, 2003 was $3,461,141, as compared to $3,532,209 for the same period in 2002.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended September 30, 2003, the provision charged to expense was $18,000 as compared to $291,733 for the same period in 2002. For the nine months ended September 30, 2003, the provision charged to expense was $168,000 as compared to $599,150 for the same period in 2002. The decrease in the provision charged to expense during each of these periods reflected the reduction in the rate of growth of our loan portfolio over the comparable periods. The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.46% of gross loans at September 30, 2003 and 1.48% at December 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. During 2002 we increased our loan loss allowance substantially because of our concern over economic conditions and the rate of growth of our loan portfolio. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and possible loss exposures on specific loans that we have identified for special scrutiny.

In addition, regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses for adequacy. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge offs in future periods could exceed the allowance for loan losses as estimated at any given point in time or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses could result in a decrease of our net income and, possibly, our capital.

Non-interest Income

Noninterest income for the three months ended September 30, 2003 was $90,100, a decrease of $65,926 from $156,026 during the comparable period in 2002. This decrease was primarily attributable to less income from security transactions in the two periods. Income from security transactions decreased $86,818 from $94,481 in 2002 to $7,663 in 2003. Security transactions consist of gains or losses from the sale of securities held for sale. We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations. However, the service charge income component of non-interest income increased $18,942 to $61,162 as compared to $42,220 for the same period in 2002. This increase was due to an increase in consumer deposit accounts over the two periods.

Noninterest income for the nine months ended September 30, 2003 was $300,034, a decrease of $54,054 from $354,088 during the comparable period in 2002. Income from security transactions decreased $92,651 from $178,348 in 2002 to $85,697 in 2003. Service charge income increased $32,970 from $127,039 in 2002 to $160,009 in 2003, primarily due to the growth in the number of deposit accounts.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

Non-Interest Expense

Total non-interest expense for the three months ended September 30, 2003 was $1,198,902, or 34.0% higher than the $894,856 for the three months ended September 30, 2002. The largest increase was in personnel costs, which increased from $558,896 at September 30, 2002 to $664,444, or an increase of 18.9%. The increase is attributable to the hiring of staff for new offices located in Fayetteville and Tyrone, Georgia, and staff for our Peachtree City office, who were hired during the fourth quarter of 2002. Occupancy expense increased to $139,114 from $85,966. This increase is attributable to the opening of the Peachtree City office. Data processing costs rose to $107,232 from $75,594, for an increase of $31,638, or 41.9%, over the comparable period from a year ago. Other operating expenses increased to $252,902 from $148,519, an increase of $104,383, or 70.3%, over the same period in 2002. Other operating expenses include office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums. This increase is attributable to our growth during the past twelve months. This growth is evidenced by the fact that total assets increased from $169,596,858 at September 30, 2002, to $171,618,514 at December 31, 2002, to $191,263,849 at September 30, 2003.

Total non-interest expense for the nine months ended September 30, 2003 was $3,371,306, or 38.4% higher than the $2,436,089, for the nine months ended September 30, 2002. The largest increase was in personnel costs, which increased from $1,436,089 at September 30, 2002 to $1,859,920, or an increase of 29.5%. Occupancy expense increased to $401,264 from $251,330. Data processing costs rose to $333,349 from $226,990 for an increase of $106,359, or 46.9%, over the comparable period from a year ago. Other operating expenses increased to $659,830 from $435,776, an increase of $224,054, or 51.4%, over the same period in 2002.

Income Taxes

The income tax provision for the three months ended September 30, 2003 was $187,000 as compared to $102,774 for the same period in 2002, and $520,000 for the nine months ended September 30, 2003 as compared to $176,432 for the same period in 2002. These increases in provisions for income taxes resulted from increased income before taxes.

Net Income

The combination of the above factors resulted in net income for the three months ended September 30, 2003 of $366,558 as compared to $206,079 for the same period in 2002, an increase of $160,479, or 77.9%. For the nine months ended September 30, 2003, net income was $987,043 as compared to $518,373, an increase of $468,670, or 90.4%.

Assets and Liabilities

During the first nine months of 2003, total assets increased $19,645,335, or 11.4%, to $191,263,849 as compared to $171,618,574 at December 31, 2002. The primary sources of growth in assets were net loans, which increased $12,010,220 from December 31, 2002 to September 30, 2003, and federal funds sold, which increased from zero to $7,253,000 during the first nine months of 2003. This increase in federal funds sold is a result of rapid prepayments on our investments in mortgage-backed securities, the sale of a large block of securities, the proceeds of which were being held as overnight funds until they could be profitably redeployed into loans and other investments and growth in deposits resulting from expansion of our retail branch network. Investment securities have increased by $1,245,335 over the balances reflected in the December 31, 2002 financial statements. Total deposits increased $26,286,862, or 18.4%, to $168,845,662 from the December 31, 2002 amount of $142,558,800. At September 30, 2003, securities sold under agreements to repurchase had decreased to $445,018 from $3,230,560, a decrease of $2,785,542, or 86.2%. These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured. In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta. At December 31, 2002 and at September 30, 2003, we had $2,000,000 outstanding in FHLB advances. In addition, $4,200,000 in federal funds purchased were outstanding at December 31, 2002, but were repaid during 2003. Federal funds purchased are overnight borrowings from other commercial banks and are used to provide short term liquidity. These short-term borrowings were repaid from cash generated from deposit growth.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

Investment Securities

Investment securities increased from $34,809,311 at December 31, 2002 to $36,054,646 at September 30, 2003. Although the overall value of investment securities changed very little since the beginning of 2003 ($1,245,335 or a 3.6% increase), market conditions have required changes in the mix of securities within the portfolio. The recent refinancing boom among homeowners has caused high rates of repayments on our higher coupon mortgage backed securities. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly, resulting in small balances on many of our securities. We sold these securities and intend to reinvest the funds in higher yielding loans, or in lower coupon rate mortgage backed securities that will provide more stable cash flows. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates. While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax-free securities and we have increased our purchases of tax-free securities during the last nine months. When we purchase tax-free securities we typically give priority to the purchase of tax-free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale and all securities were so designated at September 30, 2003.

Loans

Net loans increased $12,010,220, or 9.6%, from December 31, 2002 to September 30, 2003. As shown below, the main component of growth in the loan portfolio was real estate mortgage loans, which increased 31.4%, or $14,828,852. This increase was partially offset by a decrease of $5,810,138, or 8.4%, in real estate construction loans. Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002
Real estate - construction	$63,189,862	$69,000,000
Real estate - mortgage	62,090,852	47,262,000
Commercial and industrial	11,367,819	8,841,000
Consumer and other	3,150,346	2,536,443

Gross loans outstanding, end of period	$139,798,879	$127,639,443

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
	2003	2002
Loans:	$0	$13,857
Accruing loans more than 90 days past due	$-	$-
Loans identified by the internal review mechanism:
Criticized	$11,295	$17,046
Classified	$2,545,754	$2,151,230

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2002 and the nine months ended September 30, 2003.

Allowance for Loan Losses

	December 31,	September 30
	2002	2003
Average loans outstanding	$108,145,858	$134,469,668
Gross loans outstanding at period end	$127,639,443	$139,798,879
Total non-performing loans	$13,857	$0
Beginning balance of allowance	$1,114,411	$1,889,306
Loans charged off:
Real estate-construction	(1,655)	(0)
Real estate mortgage	(24,743)	(0)
Commercial and industrial	(56,190)	(17,519)
Consumer and other	(29,199)	(3,165)

Total loans charged off	(111,787)	(20,684)

Recoveries:
Real estate-construction	$0	$0
Real estate-mortgage	0	0
Commercial and industrial	0	0
Consumer and other	1,682	1,900

Total recoveries	$1,682	$1,900

Net loans charged off	$(110,105)	$(18,784)

Provision for loan losses for the period	885,000	168,000

Balance at period end	$1,889,306	$2,038,522

Allowance as a percentage of loans outstanding	1.48%	1.46%
Non-performing loans as a percentage of allowance	.73%	.00%
Ratio of net charge-offs to average gross loans outstanding
during the period	.10%	.02%

Deposits

At September 30, 2003, total deposits were $168,845,662, an increase of $26,286,862, or 18.4%, from December 31, 2002. The largest increase was in other time deposits. At September 30, 2003, certificates of deposit included brokered deposits totaling $21,224,000. We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits. For this reason, we anticipate continuing to utilize brokered deposits as a funding source, however, our business plan places a strong emphasis on local deposit growth. In order to build local core deposits, we believe that we need to provide convenience to both retail and consumer depositors in our market area. We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas. Toward this end, we opened the supermarket branch in the Kroger store in Towne Center south of Fayetteville in June 2003 and we opened our new full-service branch in Tyrone, Georgia in August 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002
Noninterest-bearing demand deposits	$16,403,998	$9,310,602
Interest-bearing demand deposits	6,645,782	8,165,462
Savings deposits	17,261,201	10,110,841
Time deposits $100,000 and over	56,649,380	55,901,433
Other time deposits	71,885,301	59,070,462

	$168,845,662	$142,558,800

Advances from the Federal Home Loan Bank

As of September 30, 2003 and December 31, 2002, we had $2,000,000 in advances from the Federal Home Loan Bank outstanding. We borrow from the Federal Home Loan Bank from time to time. We use these borrowings as a source of liquidity and to fund loans when appropriate. Borrowings are under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta. Under this agreement, we assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances. This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and federal funds sold are our primary sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 81.62% at September 30, 2003 and 84.0% at December 31, 2002.

Securities available-for-sale, which totaled $36,054,646 at September 30, 2003, serve as a secondary source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2003, unused fed funds lines of credit totaled $9,400,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from internet sources.

Capital Resources

Total shareholders’ equity increased from $18,265,577 at December 31, 2002 to $18,771,644 at September 30, 2003. The increase is due to net income for the nine months ending September 30, 2003 of $987,043, an after tax decrease of $487,890 in the fair value of securities available-for-sale, and net proceeds from the exercise of stock options by employees of $6,914 .

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

The following table summarizes our risk-based capital at September 30, 2003:

Shareholders' equity	$18,771,644
Less: unrealized gain (loss) on available-for-sale securities	(132,140)
Less: intangibles	0

Tier 1 capital	$18,903,784
Plus: allowance for loan losses (1)	1,976,250

Total capital	$20,880,034

Risk-weighted assets	$158,100,000

Total average assets for the quarter ended September 30, 2003	$186,281,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	11.96%
Total capital (to risk-weighted assets)	13.21%
Tier 1 capital (to total average assets)	10.15%

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 2,080,078 shares of common stock of the bank were exchanged for 2,080,078 shares of common stock of the company. Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange. Cede & Co., the record holder of the remaining originally issued 68,359 shares of the bank’s common stock, dissented from the bank’s reorganization into a holding company structure. The bank has an obligation to purchase this dissenting shareholder’s shares for fair value as of May 18, 2001. The bank has determined through the aid of an appraiser that these shares were worth $5.40 per share as of May 18, 2001. The dissenting shareholder, however, claimed that the shares were worth $12.93 per share. The numbers of shares and prices per share have been adjusted to reflect a 5 for 4 stock split declared by the board of directors on August 16, 2001, September 19, 2002, and August 20, 2003. To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001. Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account have subsequently replaced Cede & Co. as the real shareholders in interest. The parties have concluded discovery and are waiting for the case to be scheduled for the trial. Following adjudication by the court, the bank will be obligated to purchase the dissenting shareholder’s shares for the judicially determined fair market value.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

      (a) Exhibits:

Exhibit Number      Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

      (b) Reports on Form 8-K

        The following reports were filed on Form 8-K during the quarter ended September 30, 2003:

        The Company filed a Form 8-K on July 9, 2003 to announce a 5 for 4 stock split. The Company also filed a Form 8-K on July 18, 2003 to disclose the issuance of a press release announcing its financial results for the second quarter ended June 30, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA BANCSHARES, INC. By: /s/ Ira P. Shepherd, III Ira P. Shepherd, III President & Chief Executive Officer

November 13, 2003

By: /s/ C. Lynn Gable C. Lynn Gable Principal Accounting Officer and Chief Financial Officer

November 13, 2003

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number            Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.