Form 10KSB
period 2003-12-31
GEORGIA BANCSHARES INC//
filed 2004-03-25
CIK 1163308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ________

Commission file no. 333-74710

Georgia Bancshares, Inc.
(Name of Small Business Issuer in Its Charter)

Georgia	58-2646154
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Westpark Drive
Peachtree City, Georgia	30269
(Address of principal executive offices)	(Zip Code)

        770-631-9488
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.     Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for the fiscal year ended December 31, 2003 was $11,583,605.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) as of March 8, 2004 was $30,708,099. This calculation was based on the average bid and asked price of such common equity on March 8, 2004.

        There were 2,936,119 shares of the issuer's common stock issued and outstanding, as of March 8, 2004.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

                                                                         DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the issuer's proxy statement for the 2004 annual meeting of shareholders to be held on May 12, 2004 are incorporated by reference in Part III of this Form 10-KSB.

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

Lending Activities

        General. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small businesses that are located, or conduct a substantial portion of their business, in the Fayette and Coweta County areas. The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses” on page 22 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Loans” on page 25.

        Real Estate Construction and Development Loans. At December 31, 2003, 54.17% of our loan portfolio was composed of personal and commercial real estate construction and land development loans. These loans are secured by the real estate for which construction is planned.

        Real Estate Mortgage Loans. Real estate mortgage loans include residential real estate loans and non-farm and non-residential real estate loans. Real estate mortgage loans are defined as any loan secured by real estate, other than for construction purposes, regardless of the purposes of the loan. These loans are secured generally by first or second mortgages on residential or commercial property. At December 31, 2003, real estate mortgage loans comprised 35.03% of our loan portfolio.

        Commercial, Financial and Agricultural Loans. At December 31, 2003, approximately 7.82% of our loan portfolio consisted of commercial, financial, and agricultural loans. These loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes. Generally, we secure our commercial loans with real estate instead of other business assets to provide greater security.

        Consumer Loans. At December 31, 2003, consumer loans made up approximately 2.95% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans. Automobiles and small recreational vehicles are pledged as security for loans associated with their purchase.

        Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which variances may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

o	Character – We evaluate whether the borrower has sound character and integrity by examining the borrower’s history.
o	Capital – We evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.

o	Collateral – We evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.
o	Capacity – We evaluate the borrower’s ability to service the debt.
o	Conditions – We underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

        Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan. Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan. In addition, commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates. Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment. By following defined underwriting criteria as noted above, we can help to reduce these risks. Additionally we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We control risks by monitoring and limiting concentrations in our loan portfolio of any one type of loan.

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors’ loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply to certain loan types or borrowers, in general we are subject to a loan-to-one-borrower limit. These limits increase or decrease as our capital increases or decreases. Unless we sell participations in loans to other financial institutions, we are not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these lending limits. Loans above our internal limit of $2 million but under our legal lending limit, which is approximately $3.67 million, are presented to our board of directors for board approval.

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

        The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Fayette and Coweta County area and elsewhere. As of June 30, 2003 (the most recent date for deposit data compiled by the Federal Deposit Insurance Corporation), there were 35 banking offices representing 12 financial institutions operating in Fayette County holding over $1.3 billion in deposits. In Coweta County, there were 28 offices representing 10 financial institutions holding over $881 million in deposits. We believe that our community bank focus, with our emphasis on service to small- to medium-sized businesses, individuals, and professional concerns, gives us an advantage in these markets. Nevertheless, a number of these competitors are well established in the Fayette and Coweta County area. Most of them have substantially greater resources and lending limits than we have and offer services, such as extensive and established branch networks and trust services that we do not currently provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

        At June 30, 2003, our market share of deposits in Fayette County was 10.57%. Our branch office in Newnan has attained a 2.98% market share for Coweta County since its opening in July 2001.

Employees

        As of December 31, 2003, we had 44 full-time employees and 6 part-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Georgia Bancshares, Inc.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either Georgia Bancshares, Inc. has registered securities under Section 12 of the Securities Exchange Act of 1934, which we have done, or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure to challenge the rebuttable control presumption.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and

o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our holding company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “The Bank of Georgia– Dividends.” Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. As a bank holding company registered under the Financial Institutions Code of Georgia, we must provide the Georgia Department of Banking and Finance with information regarding the financial, management, and operating condition of our holding company and bank.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Bank of Georgia

        Our bank, The Bank of Georgia, operates as a Georgia state bank incorporated under the laws of the State of Georgia and subject to examination by the Georgia Department of Banking and Finance. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of our bank’s operations, including:

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

        The Georgia Department of Banking and Finance and the FDIC require banks to maintain certain capital ratios, impose limitations on banks’ aggregate investment in real estate, bank premises, and furniture and fixtures, require banks to prepare quarterly reports on their financial condition, and require banks to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

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

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institution’s insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank’s capital and surplus and, as to all affiliates combined, to 20% of our bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. Georgia state law and the Georgia Department of Banking and Finance limit a state bank’s ability to declare and pay dividends. A dividend may only be paid if: (i) the bank’s dividend does not exceed 50% of the previous calendar year’s net profit, after taxes, but before dividends; (ii) the bank’s dividend is paid out of the retained earnings of the bank; (iii) the bank’s total classified assets do not exceed 80% of Tier 1 capital plus the allowance for loan losses; and (iv) the ratio of Tier 1 capital to adjusted total assets of the bank is greater than or equal to 6%.

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

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and certain other charges collected or contracted for by our bank are subject to state usury laws and certain federal laws concerning interest rates. The bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of our bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The FDIC and the Georgia Department of Banking and Finance have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and account for off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our bank or our holding company is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To quality as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

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

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.  Description of Property

Properties

        Our corporate main office is located at 100 Westpark Drive, Peachtree City (Fayette County), Georgia. This office was completed on November 12, 2002 and was designated the main office on January 3, 2003. Our former main office, located at 2008 Hwy. 54 West, Fayetteville, Georgia now operates as a full-service branch. On July 9, 2001, a full-service branch was opened in Coweta County at 471 Hwy 29 N, Newnan, Georgia. During 2003, two additional branches were opened. A full-service branch within the Kroger Towne Center store at 805 South Glynn Street, Fayetteville, Georgia was opened on June 20, 2003. On August 26, 2003, our new full-service branch at 1005 Tyrone Road, Tyrone (Fayette County), Georgia opened for business.

        The offices in Peachtree City, Newnan and Tyrone are owned and both of the Fayetteville facilities are leased.

Item 3.  Legal Proceedings.

        On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 2,080,078 shares of common stock of the bank were exchanged for 2,080,078 shares of common stock of the company. Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange. Cede & Co., the record holder of the remaining originally issued 68,359 shares of the bank’s common stock, dissented from the bank’s reorganization into a holding company structure. The bank has an obligation to purchase this dissenting shareholder’s shares for fair value as of May 18, 2001. The bank has determined through the aid of an appraiser that these shares were worth $5.40 per share as of May 18, 2001. The dissenting shareholder, however, claimed that the shares were worth $12.93 per share. The numbers of shares and prices per share have been adjusted to reflect 5-for4 stock splits declared by the board of directors on August 16, 2001, September 19, 2002 and June 19, 2003. To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001. Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account have subsequently replaced Cede & Co. as the real shareholders in interest. The parties have concluded discovery and the case has been scheduled for trial beginning March 29, 2004. Following adjudication by the court, the bank will be obligated to purchase the dissenting shareholder’s shares for the judicially determined fair value.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

        Our common stock has been quoted on the OTC Bulletin Board under the symbol “GABA” since June 2, 2002. Market makers of our common stock include Morgan Keegan & Company, Inc. and Schwab Capital Markets, L. P. As of February 19, 2004, we had approximately 489 shareholders of record.

        The following table sets forth the high and low bid information as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$15.20	$10.80	-	-
Second Quarter	$14.00	$12.00	$7.68	$7.68
Third Quarter	$17.21	$14.20	$10.24	$7.68
Fourth Quarter	$16.00	$15.00	$13.60	$9.60

        The prices have been adjusted to reflect the 5-for-4 stock splits declared by our board of directors on August 16, 2001, September 19,         2002, and June 19, 2003.

        To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from The Bank of Georgia. However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends. A dividend may only be paid if: (i) the bank’s dividend does not exceed 50% of the previous calendar year’s net profit, after taxes, but before dividends; (ii) the bank’s dividend is paid out of the retained earnings of the bank; (iii) the bank’s total classified assets do not exceed 80% of Tier 1 capital plus the allowance for loan losses; and (iv) the ratio of Tier 1 capital to adjusted total assets of the bank is greater than or equal to 6%. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

Stock Warrants

        In connection with the formation of the bank, each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during the initial public offering of our wholly owned subsidiary, The Bank of Georgia. Following the 5-for-4 stock splits declared by our board of directors on August 16, 2001, September 19, 2002, and June 19, 2003, the exercise price of these warrants has been adjusted to $5.12 per share. The warrants are represented by separate warrant agreements. One-third of the warrants vested on each of the first three anniversaries of the date of our bank’s incorporation, and they are exercisable in whole or in part during the ten year period ending on February 18, 2010. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Georgia Department of Banking and Finance or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

        Georgia Bancshares, Inc. is a Georgia corporation formed on December 21, 2000 to serve as the holding company for The Bank of Georgia, a Georgia state chartered bank incorporated on September 9, 1999. We commenced operations as The Bank of Georgia on February 18, 2000. On April 19, 2001, shareholders of The Bank of Georgia approved the reorganization of the bank into a holding company structure. Upon consummation of the reorganization on May 18, 2001, shares of the bank’s common stock were exchanged for shares of the holding company’s common stock. On July 9, 2001, we expanded our operations by opening our first branch in Newnan, Georgia. In November 2002, we opened an office at 100 Westpark Drive in Peachtree City, Georgia. On January 3, 2003 we designated that office as our corporate main office. Our former main office at 2008 Highway 54 West, Fayetteville remains open as a branch office. In June 2003 a new branch was opened within the Kroger Towne Center Store in Fayetteville, and our new full-service branch was opened in Tyrone, Georgia on August 26, 2003.

        We conduct a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small-to medium-sized businesses. From the outset we have grown rapidly, and this trend continued during 2003, as we increased from $171.6 million in total assets at December 31, 2002 to $205.1 million in total assets at December 31, 2003. We continue to operate profitably. Profits increased from $591,933 for fiscal year 2002 to $1,323,047 for fiscal year 2003.

        The following table sets forth selected measures of our financial performance for the periods indicated:

	Georgia Bancshares, Inc.	Georgia Bancshares, Inc.

	Year Ended	Year Ended
	at December 30, 2003	at December 31, 2002
	(Audited)	(Audited)
Income Statement
Total Revenues (1)	$11,583,605	$9,985,218
Net Income	$1,323,047	$591,933

	Georgia Bancshares, Inc.	Georgia Bancshares, Inc.

	at December 30, 2003	at December 31, 2002
	(Audited)	(Audited)
Balance Sheet
Total Assets	$205,091,630	$171,618,514
Total Loans (2)	$147,463,301	$125,750,137
Total Deposits	$181,967,776	$142,558,800

                                 (1)  Total revenue equals total interest income plus total non-interest income.
                                 (2)  Total loans reported net of loan loss reserve and unearned income.

        In summary, management is well pleased with the results for 2003 and the bank’s financial position as of December 31, 2003. Despite the lowest interest rate environment in recent history, the bank experienced a 40.6% increase in net interest income in 2003 when compared to 2002. The net interest margin increased from 3.36% to 3.77% during this period. Our goal is to achieve and maintain a net interest margin in excess of 4.00%. We believe that this goal can be reached in the coming year. The increase in the volume of loans outstanding during 2003 has positively impacted our increase in net interest income, but the lowering of the cost of our interest-bearing liabilities has also made a significant contribution. This has been influenced by our strategy to continue to serve our designated markets with seasoned loan originators and develop a strong branch network to service our new and existing customers. Beginning with our single location in Fayetteville in 2000, we have added a branch in Newnan in 2001, a new location in Peachtree City in 2002, and two locations (Fayetteville – Towne Center and Tyrone) in 2003. Regulatory approval was received in early 2004 for two additional branches to be opened during the first half of 2004. We have seen positive results from the expansion of our branch network during 2003. Total deposits increased to $181,967,776 at December 31, 2003 from $142,558,800 at December 31, 2002. Of this $39,408,976 increase, $14,137,968 was in non-interest-bearing checking accounts. We believe that the sustained additions of quality loans and lower cost deposits will positively impact our results in coming years.

        The following discussion describes our results of operations for 2003 as compared to 2002 and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the incomes on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2003, 2002, and 2001 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, or loans and our deposits and other borrowings.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe various components of this non-interest income, as well as our non-interest expense, in the following discussion.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and other statistical information also included in this report. Analysis of the results should be made with an understanding of our relatively short history.

Critical Accounting Policies

        The accounting and financial reporting policies of Georgia Bancshares, Inc. and its subsidiary, The Bank of Georgia, conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. The only accounting policy that we have deemed “critical” relates to the provision and allowance for loan losses as discussed in detail on page 22 herein. In determining which accounting policies are critical in nature, we have identified the policy that requires significant judgment or complex estimates. The application of this policy has a significant impact on our financial statements. Our financial results could differ significantly if different judgments or estimates are applied in the application of this policy.

Analysis of the Fiscal Years Ended December 31, 2003, December 31, 2002, and December 31, 2001

Results of Operations

        During 2003, total assets increased $33.5 million, or 19.5%, to $205.1 million when compared to December 31, 2002. The primary reasons for this increase in assets were increases in loans of $21.9 million and cash and cash equivalents of $10.1 million. Total deposits increased $39.4 million, or 27.6%, from the December 31, 2002 amount of $142.6 million. Shareholders’ equity was $19.3 million at December 31, 2003.

        At December 31, 2002, we had total assets of $171.6 million. Loans net of loan loss reserve and unearned income totaled $125.7million. After deductions for interest expense and provision for loan losses, our net interest income was $3.8 million for the year ended December 31, 2002. Total deposits were $142.6 million at December 31, 2002. As of December 31, 2002, shareholders’ equity was $18.3 million.

        At December 31, 2001, total assets were $118.7 million. Net loans totaled $81.5 million, total deposits were $106.2 million and shareholders’ equity equaled $10.8 million. Net interest income, after a provision for possible loan losses of $660,000, was $2.4 million for the year ended December 31, 2001.

        Net Income. For the years ended December 31, 2003, December 31, 2002, and December 31, 2001, our net income was $1,323,047, $591,933 and $269,932, respectively.

        Net Interest Income. Our primary source of revenue is net interest income, which is the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income totaled $6.7 million for the year ended December 31, 2003 as compared to $4.7 million during the same period of 2002. The comparative net interest income for 2001 was $3.1 million. The net interest margin was 3.77% for the year ended December 31, 2003, 3.36% for the same period of 2002, and 3.31% for the year ended December 31, 2001. Average earning assets were $176.4 million during 2003 as compared to $140.8 million during 2002 and $93.5 million during 2001.

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

AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

	For the year ended			For the year ended			For the year ended
	December 31, 2003			December 31, 2002			December 31, 2001
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and
short term investments	$4,816,307	$52,324	1.09%	$3,579,610	$59,272	1.66%	$5,316,241	$206,136	3.88%
Investment securities	33,524,349	1,190,788	3.55%	30,467,009	1,469,897	4.82%	21,657,261	1,229,581	5.68%
Net loans	138,068,163	9,954,967	7.21%	106,725,780	8,039,216	7.53%	66,559,667	6,340,391	9.53%

Total earning assets	$176,408,819	$11,198,079	6.35%	$140,772,399	$9,568,385	6.80%	$93,533,169	$7,776,108	8.31%

Interest-bearing deposits	$148,846,235	$4,500,511	3.02%	$129,477,364	$4,741,038	3.66%	$78,378,315	$4,566,184	5.83%
Other borrowings	2,993,245	45,434	1.52%	4,890,170	95,966	1.96%	2,572,838	115,514	4.49%

Total interest-bearing
Liabilities	$151,839,480	$4,545,945	2.99%	$134,367,534	$4,837,004	3.60%	$80,951,153	$4,681,698	5.78%

Net interest spread			3.35%			3.20%			2.53%

Net interest income/
margin		$6,652,134	3.77%		$4,731,381	3.36%		$3,094,410	3.31%

Non-accrual loans and the interest income that was recorded on these loans are included in the yield calculations for loans in all periods reported.

Analysis of Changes in Net Interest Income. Net interest can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our interest income and interest expenses during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate); and (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate and volume (change in rate multiplied by change in volume) is provided in the table below. No recognition of exemption from federal, state, or local taxation has been computed. Although an overall reduction in interest rates has had a significant impact on net interest income, our rapid growth in a strong local economic environment has been a more important factor and has resulted in an increase in net interest income of $1,920,753 for the year ended December 31, 2003 over the year ended December 31, 2002. The change in net interest income has been affected primarily by increases in volume of both loans and deposits rather than changes in average rates.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Year ended December 31, 2003 versus 2002
			Volume /
	Volume	Rate	Rate	Net change
Federal Funds sold & short term investments	$20,477	$(20,383)	$(7,042)	$(6,948)
Investment securities	147,502	(387,705)	(38,906)	(279,109)
Loans	2,360,897	(344,095)	(101,051)	(286,057)

Total earning assets	$2,528,876	$(752,183)	$(146,999)	$1,629,694

Interest-bearing deposits	$709,216	$(826,156)	$(123,587)	$(240,527)
Other borrowings	(37,226)	(21,739)	8,433	(50,532)

Total interest-bearing liabilities	$671,990	$(847,895)	$(115,154)	$(291,059)

Net interest income	$1,856,886	$95,712	$(31,845)	$1,920,753

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

        We measure interest rate sensitivity “gap,” which is the difference between the amount of interest-earning assets and interest-bearing liabilities, which either re-price or mature within a given period of time. The difference, or the interest rate re-pricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap, and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are asset-sensitive over the cumulative one-year time frame as of December 31, 2003. Interest rate cuts by the Federal Reserve Board during the years 2002 and 2003 contributed to a narrowed net interest margin. During 2003, our net interest margin improved marginally from 3.36% at December 31, 2002 to 3.77% at December 31, 2003. We cannot predict whether the Federal Reserve Board will continue to reduce the discount rate in the future. Gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and re-pricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of interest-bearing checking and savings accounts may change rapidly within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on certificates of deposit.

        Net interest income is also affected by other significant factors, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities. We perform asset/liability modeling to assess the impact of varying interest rates and the impact that balance sheet mix assumptions will have on net interest income. We attempt to manage interest rate sensitivity by re-pricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities that re-price in the same time interval helps us to hedge risks and minimize the impact on net interest income of rising or falling interest rates. We evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and re-pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

        The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 and December 31, 2003 that are expected to mature, prepay, or re-price in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or re-price during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. We included our savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

Interest Sensitivity Analysis
December 31, 2002

		After three
		but within	After one but
	Within three	twelve	within five	After five
	Months	months	years	years	Total
Assets
Earning assets:
Federal funds sold and short term investments	$432,154	$99,000	$-	$-	$531,154
Investment securities	2,992,748	584,358	3,530,001	27,702,140	34,809,247
Loans	69,277,429	33,142,353	23,414,542	822,960	126,657,284

Total earnings assets	$72,702,331	$33,825,711	$26,944,543	$28,525,100	$161,997,685

Liabilities
Interest-bearing liabilities
Money market and NOW	$21,096,480	$-	$-	$-	$21,096,480
Regular savings deposits	835,315	-	-	-	835,315
Time deposits	16,499,500	63,103,056	35,470,431	-	115,072,987
Other borrowings	9,430,560	-	-	-	9,430,560

Total interest-bearing liabilities	$47,861,855	$63,103,056	$35,470,431	$-	$146,435,342

Period gap	$24,840,476	$(29,277,345)	$(8,525,888)	$28,525,100	$15,562,343
Cumulative gap	$24,840,476	$(4,436,869)	$(12,962,757)	$15,562,343	$15,562,343
Ratio of cumulative gap to total earning assets	34.16%	(4.16)%	(9.71%	9.60%

December 31, 2003

		After three
		but within	After one but
	Within three	twelve	within five	After five
	months	months	years	years	Total
Assets
Earning assets:
Federal funds sold and short term investments	$6,916,860	$-	$-	$-	$6,916,860
Investment securities	430,332	5,298,442	5,074,876	23,340,832	34,144,482
Loans	74,953,883	42,171,509	31,207,748	1,140,350	149,473,490

Total earning assets	$82,301,075	$47,469,951	$36,282,624	$24,481,182	$190,534,832

Liabilities
Interest-bearing liabilities
Money market and NOW	$25,822,685	$-	$-	$-	$25,822,685
Regular savings deposits	1,971,198	-	-	-	1,971,198
Time deposits	22,760,900	62,108,603	48,323,282	-	133,192,785
Other borrowings	2,670,052	-	-	-	2,670,052

Total interest-bearing liabilities	$53,224,835	$62,108,603	$48,323,282	$-	$163,656,720

Period gap	$29,076,240	$(14,638,652)	$(12,040,658)	$24,481,182	$26,878,112
Cumulative gap	$29,076.240	$14,437,588	$2,396,930	$26,878,112	$26,878,112
Ratio of cumulative gap to total earning assets	35.33%	11.13%	1.44%	14.11%

        Provision and Allowance for Loan Losses. We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and a review of specific problem loans. On a quarterly basis, we perform an analysis of the adequacy of the loan loss allowance. In addition, we obtain an independent external loan review on a quarterly basis. Both the internal and external review use an eight point grade system to rate the loan portfolio. The eight categories we use are 1-Excellent, 2-Superior, 3-Average, 4-Below average, 5-Watch, 6-Substandard, 7-Doubtful, 8-Loss. Each category of the allowance carries a specific allocation ranging from 1% of the loan balance to 100%. For example, a loan rated substandard will have a 15% allowance allocation. We adjust the amount of the allowance periodically based on changing circumstances and the internal and external reviews. Moreover, each loan is assigned a rating at origination and then reviewed annually by the loan officer. A majority of the loans are also reviewed quarterly during the independent external review. Except for the consumer portfolio, which is rated as a group, loans are rated individually. On a monthly basis, we also monitor concentrations of credit, particularly in the areas of acquisition and development and construction lending.

        Based on present information and ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

        We calculate the allowance for loan losses based on our gross loans. Banks generally use their historical loss ratios as a benchmark for maintaining an adequate loan loss reserve. Because our bank did not have a historical loss ratio when we opened in February 2000, we initially established an allowance of one percent. Since that time we have periodically increased the allowance, based upon our evaluation of the factors previously discussed and our analysis of local and national economic trends. We also believe that the size of our loan portfolio is a component of overall risk. At December 31, 2003, our allowance for possible loan losses was $2,131,752, or 1.43% of outstanding loans, compared to an allowance for possible loan losses of $1,889,306, or 1.48% of outstanding loans, at December 31, 2002. The allowance for loan losses at December 31, 2001 was $1,114,411, or 1.35% of outstanding loans, and at December 31, 2000 (the initial year of our operations as a commercial bank) the allowance totaled $455,000, or .98% of outstanding loans. We will continue to monitor and evaluate the risk in our loan portfolio throughout the year and we will adjust our philosophy and allowance targets if needed.

        We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid, and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. The recorded investment in loans on non-accrual was $100,680 at December 31, 2003 and $13,857 at December 31, 2002. During the years 2000 and 2001 and at December 31, 2000 and December 31, 2001, there was no recorded investment in impaired loans. At December 31, 2003, December 31,

2002, December 31, 2001, and December 31, 2000, there were no loans which were 90 days or more past due and still accruing interest, and we did not have any restructured loans.

        We do not include loans that are current as to principal and interest in our non-performing assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower’s future performance under the terms of the loan contract. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses. At December 31, 2000 and at December 31, 2001, we did not have any loans we considered to be potential problem loans. At December 31, 2002, we had loans with balances totaling $2,168,275 which were considered to be potential problem loans. At December 31, 2003, this amount totaled $2,159,382. These loans were current as to collection of principal and interest as of December 31, 2003.

        The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003. It should be noted that the information as of December 31, 2000 is for The Bank of Georgia, as Georgia Bancshares, Inc did not become the holding company for the bank until May 18, 2001.

ALLOWANCE FOR LOAN LOSSES

	December 31,	December 31,	December 31,	December 31,
	2000	2001	2002	2003
Average loans outstanding	$19,550,334	$67,342,592	$108,145,858	$138,068,163

Gross loans outstanding at period end	$46,523,725	$82,566,840	$127,639,443	$149,595,053

Total non-performing loans	$0	$0	$13,857	$100,680

Beginning balance of allowance	$0	$455,000	$1,114,411	$1,889,306
Loans charged off:
Real estate - construction	$0	$0	$(1,655)	$0
Real estate - mortgage	0	0	(24,743)	0
Commercial, financial and agricultural	0	0	(56,190)	(17,519)
Consumer	0	(589)	(28,610)	(9,509)

Total loans charged off	$0	$(589)	$(111,198)	$(27,028)
Recoveries:
Real estate - construction	$0	$0	$0	$1,655
Real estate - mortgage	0	0	0	0
Commercial, financial and agricultural	0	0	0	570
Consumer	0	0	1,093	1,249

Total recoveries	$0	$0	$1,093	$3,474
Net loans charged off	$$0	$(589)	$(110,105)	$(23,554)
Provision for loan losses	$455,000	$660,000	$885,000	$266,000

Balance at period end	$455,000	$1,114,411	$1,889,306	$2,131,752

Allowance as a percent of total loans	0.98%	1.35%	1.48%	1.43%
Non-performing loans as a
percentage of total loans	0.00%	0.00%	0.01%	0.07%
Non-performing loans as a
percentage of allowance	0.00%	0.00%	0.73%	4.72%
Ratio of net charge-offs to average gross
loans outstanding during the period	0.00%	0.00%	0.10%	0.02%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	As of		As of		As of		As of
	December 31,		December 31,		December 31,		December 31,
	2000		2001		2002		2003

Real estate - construction	$49	10.8%	$594	53.3%	$1,017	53.8%	$1,014	47.6%
Real estate - mortgage	319	70.1%	389	34.9%	697	36.9%	656	30.8%
Commercial, financial and agricultural	65	14.3%	89	8.0%	130	6.9%	234	11.0%
Consumer	17	3.7%	27	2.4%	30	1.6%	210	9.8%
Credit Cards	5	1.1%	5	0.4%	8	0.4%	11	0.5%
Other	0	0.0%	10	0.9%	7	0.4%	7	0.3%

Total allowance for loan losses	$455	100.0%	$1,114	100.0%	$1,889	100.0%	$2,132	100.0%

Non-interest Income and Expense

        Non-interest Income. Non-interest income was $385,526 for the year ended December 31, 2003, $416,833 for the year ended December 31, 2002, and $228,730 for the year ended December 31, 2001. Service fees on deposit accounts, the largest component of non-interest income, has increased steadily from $107,606 in 2001, to $168,293 in 2002 and to $222,145 in 2003. Other operating income increased to $77,684 in 2003 from $68,400 in 2002 and from $38,612 in 2001. The growth in service charge and other income is attributable to the growth in the number of deposit accounts serviced by The Bank of Georgia and an increase in fee-related transactions by bank customers. Net gains on the sale of investment securities and other investments totaled $85,697 during 2003, $180,140 in 2002 and $82,512 in 2001.

        Non-interest Expense. Total non-interest expense was $4.7 million for the year ended December 31, 2003, $3.4 million for the year ended December 31, 2002 and $2.4 million for the year ended December 31, 2001. This increase was primarily due to the growth we realized during 2003 and costs associated with our branch building program. Salary and employee benefit expense totaled $2.6 million in 2003, an increase of 31.6% over the $2.0 million we recorded in 2002 and compared to $1.3 million recorded in 2001. The increase in salary and employee benefit expense is due to hiring of additional staff that was necessitated by internal growth, and salary increases granted during the normal course of business. Depreciation expense was $297,721 in 2003, $155,393 in 2002 and $111,437 in 2001. Data processing expense increased to $454,844 in 2003 from $324,653 during 2002 and from $194,887 during 2001. Other operating expenses were $1,351,113 in 2003, $978,087 in 2002 and $747,252 in 2001.

Analysis of Financial Condition

        At December 31, 2003, total consolidated assets were $205.1 million. Our primary assets were net loans of $147.5 million, securities available for sale of $34.1 million, and cash and deposits due from correspondent banks of $8.5 million. Our liabilities at December 31, 2003 were $185.9 million, consisting primarily of deposits of $182.0 million and Federal Home Loan Bank of Atlanta advances of $2 million. At December 31, 2003, total shareholders’ equity totaled $19.3 million.

        At December 31, 2002, total consolidated assets were $171.6 million. Our primary assets were net loans of $125.8 million and securities available for sale of $34.8 million. Our liabilities at December 31, 2002 were $153.4 million, consisting primarily of deposits of $142.6 million. At December 31, 2002, total shareholders’ equity totaled $18.3 million.

        At December 31, 2001, total consolidated assets were $118.7 million. Our primary assets were net loans of $81.5 million and securities available for sale of $21.9 million. Our liabilities at December 31, 2001 were $107.9 million, consisting primarily of deposits of $106.3 million. At December 31, 2001, total shareholders’ equity totaled $10.8 million.

        Loans. Loans are our largest category of earning assets and typically provide higher yields than our other types of earning assets. At December 31, 2003, net loans (gross loans less the allowance for loan losses and unearned fees) totaled $147.5 million, or 77.7% of earning assets, which totaled $189.9 million. Earning assets consisted of loans of $147.5 million, or 77.7%, investment securities available for sale of $34.1 million, or 18.0%, interest bearing deposits with other banks and Federal Funds Sold totaling $6.9 million, or 3.6%, and other investments (consisting of stock in Community Financial Services, Inc. (the holding company for The Bankers Bank), Federal Home Loan Bank of Atlanta stock and stock in two community banks) of $1.4 million, or .7%. Average gross loans totaled $138.1 million during 2003 with a yield of 7.21%.

        At December 31, 2002, net loans totaled $125.8 million, or 77.8% of earning assets, which totaled $161.8 million. Earning assets consisted of loans of $125.8 million, or 77.8%, investment securities available for sale of $34.8 million, or 21.5%, interest bearing deposits with other banks of $.5 million, or .3%, and other investments (consisting of stock in Community Financial Services, Inc. and Federal Home Loan Bank of Atlanta stock) of $.7 million or, .4%. Average gross loans totaled $108.1 million during 2002 with a yield of 7.53%.

        At December 31, 2001, net loans totaled $81.5 million, or 71.8% of earning assets, which totaled $113.5 million. Earning assets consisted of loans of $81.5 million, investment securities available for sale of $21.9 million, or 26.9%, interest bearing deposits with other banks of $.8 million, or .07%, and other investments (described above) of $.8 million or 0.7%. Average gross loans totaled $67.6 million during 2001 with a yield of 9.53%.

        Associated with loan yields are inherent credit and liquidity risks, which we attempt to control and counterbalance. The interest rates we charge on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

        Real estate mortgage loans and construction and development loans constitute the principal components of our loan portfolio. For the year ended December 31, 2003, gross loans totaled $149.8 million with residential and non-residential/non-farm mortgage loans totaling $52.5 million and representing 35.0% of our portfolio, construction and development loans totaling $81.1 million and representing 54.2% of our portfolio, and non-real estate loans totaling $16.2 million and accounting for 10.8% of our loan portfolio.

        For the year ended December 31, 2002, gross loans totaled $127.8 million with residential and non-residential/non-farm mortgage loans totaling $47.3 million and representing 37.0% of our portfolio, construction and development loans totaling $69.0 million and representing 54.0% of our portfolio, and non-real estate loans totaling $11.5 million and accounting for 9.0% of our loan portfolio.

        For the year ended December 31, 2001, gross loans totaled $82.7 million with residential and non-residential /non-farm mortgages loans totaling $29.8 million and representing 36.0% of our portfolio, construction and development loans totaling $44.2 million and representing 53.5% of our portfolio, and non-real estate loans totaling $8.7 million and accounting for 10.5% of our loan portfolio.

        In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. Most of our real estate loans are secured by residential or commercial property. We do not generally make traditional long term residential mortgages, but we do make traditional second mortgage residential real estate loans and home equity lines of credit. We follow the common practice of financial institutions in our area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

        We have been able to rapidly grow our loan portfolio since we commenced operations by refinancing loans with borrowers from other financial institutions and by originating new loans from individuals and businesses in the community. Our directors and officers have utilized banking relationships established during their previous employment with other financial institutions in our market area to generate loan business. A majority of our initial loans consisted of refinancing of seasoned credit or the continuation of business from borrowers who had preexisting banking relationships with our directors and officers. Our loan growth resulting from refinancing of seasoned credit has slowed as our business has continued to mature. In 2002 and 2003, we added additional seasoned loan personnel to augment our loan origination efforts and in the future we believe that most of our loans will originate from new business from existing and new customers. We also continue to seek new ways to tap into new markets both from new product lines in our current markets and from new geographic areas.

        The following table shows the composition of our loan portfolio by category at December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000.

COMPOSITION OF LOAN PORTFOLIO

	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Real estate - construction
and land development	$81,132,576	54.17%	$69,000,000	54.01%	$44,196,856	53.46%	$5,972,000	12.81%
Real estate - residential	5,883,066	3.93%	7,808,000	6.11%	7,602,383	9.20%	18,698,000	40.10%
Real estate - non-farm
and non-residential	46,581,828	31.10%	39,454,000	30.88%	22,164,622	26.81%	14,014,000	30.05%
Commercial, financial
and agricultural	11,705,627	7.82%	8,841,000	6.92%	6,601,411	7.98%	6,720,000	14.41%
Consumer	4,419,451	2.95%	2,175,000	1.70%	2,110,993	2.55%	1,227,000	2.63%
All other loans	38,076	0.03%	486,343	0.38%	2,479	0.00%	1,100	0.00%

Loans, gross	$149,760,624	100.00%	$127,764,343	100.00%	$82,678,744	100.00%	$46,632,100	100.00%

Deferred loan fees	(165,571)		(124,900)		(111,904)		(108,375)
Allowance for possible losses	(2,131,752)		(1,889,306)		(1,114,411)		(455,000)

Loans, net	$147,463,301		$125,750,137		$81,452,429		$46,068,725

        The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of December 31, 2003. The information in this table is based on the contractual maturities of the individual loans, including loans, which may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

December 31, 2003

		After one but
	One year or less	within five years	After five years	Total
Real estate - construction and land development	$66,991,394	$13,869,221	$271,961	$81,132,576
Real estate - residential	4,289,077	1,274,410	319,579	5,883,066
Real estate - non-farm and non-residential	11,121,442	27,087,462	8,372,924	46,581,828
Commercial, financial and agricultural	7,524,947	3,797,710	382,970	11,705,627
Consumer	2,350,126	2,021,595	47,730	4,419,451
All other loans	38,076	0	0	38,076

Total	$92,315,062	$48,050,398	$9,395,164	$149,760,624

Fixed Interest Rate	$31,716,675	$31,296,632	$1,102,693	$64,116,000
Variable Interest Rate	85,442,704	201,920	0	85,644,624

Total	$117,159,379	$31,498,552	$1,102,693	$149,760,624

        Investment Securities. At December 31, 2003, our investment securities portfolio had a book value of $34.2 million, and a market value of $34.1 million, for an unrealized net loss of $57,833. At December 31, 2003, securities maturing in less than one year had a book value of $4,645,980. The average outstanding book value of securities during 2003 was $33.3 million.

        At December 31, 2002, our investment securities portfolio had a book value of $34.3 million and a market value of $34.8 million, for an unrealized net gain of $539,015. At December 31, 2002, securities maturing in less than one year had a book value of $250,245. The average outstanding book value of securities during 2002 was $30.1 million.

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

        The following table summarizes the amortized cost basis of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2003, December 31, 2002 and December 31, 2001.

INVESTMENT SECURITIES
(COST BASIS)

	December 31,	December 31,	December 31,
	2003	2002	2001

Securities of U.S. Government Agencies and Corporations	$4,385,858	$6,009,922	$6,078,934

Obligations of state and local governments	8,857,304	4,941,756	4,612,671

Mortgage-backed securities	20,742,303	23,318,618	11,214,534

Corporate bonds	250,000	0	0

Total securities	$34,235,465	$34,270,296	$21,906,139

INVESTMENT SECURITIES PORTFOLIO MATURITY SCHEDULE
(Dollars in Thousands)

December 31, 2003	Available-for-Sale

	Cost
	Basis	Yield (1)
Securities of U.S. Government agencies and corporations due:
Within one year	$3,955	4.76%
After one year but within five years	0	0.00%
After five years but within ten years	0	0.00%
After ten years	431	3.06%

Total	$4,386

Obligations of states and local governments due:
Within one year	$691	4.00%
After one year but within five years	2,525	3.69%
After five years but within ten years	4,307	4.03%
After ten years	1,334	4.58%

Total	$8,857

Mortgage-backed securities due:
Within one year	$0	0.00%
After one year but within five years	2,849	3.62%
After five years but within ten years	8,129	4.28%
After ten years	9,764	4.15%

Total	$20,742

Corporate bonds due:
Within one year	$0	0.00%
After one year but within five years	0	0.00%
After five years but within ten years	250	6.25%
After ten years	0	0.00%

Total	$250

Total Investment securities	$34,235

1)     For tax-exempt securities, the tax equivalent yield has been calculated using an incremental rate of 34%

INVESTMENT SECURITIES PORTFOLIO MATURITY SCHEDULE
(Dollars in Thousands)

December 31, 2002	Available-for-Sale

	Cost
	Basis	Yield (1)
Securities of U.S. Government agencies and corporations due:
Within one year	$250	4.64%
After one year but within five years	2,631	3.60%
After five years but within ten years	1,503	4.74%
After ten years	1,626	4.24%

Total	$6,010

Obligations of states and local governments due:
Within one year	$0	0.00%
After one year but within five years	436	5.34%
After five years but within ten years	480	4.17%
After ten years	4,026	5.19%

Total	$4,942

Mortgage-backed securities due:
Within one year	$0	0.00%
After one year but within five years	220	4.84%
After five years but within ten years	9,236	4.58%
After ten years	13,862	5.26%

Total	$23,318

Corporate bonds due:
Within one year	$0	0.00%
After one year but within five years	0	0.00%
After five years but within ten years	0	0.00%
After ten years	0	0.00%

Total	$0

Total Investment securities	$34,270

1)     For tax-exempt securities, the tax equivalent yield has been calculated using an incremental rate of 34%

Average Daily Deposits

        The following tables summarize our average daily deposits at the dates indicated. These totals include certificates of deposit $100,000 and over which at December 31, 2003 totaled $62.7 million. Of this total, scheduled maturities within three months were $12.1 million; within three to six months were $13.0 million; within six to 12 months were $16.8 million; and for maturities greater than 12 months were $20.8 million.

        At December 31, 2003, total deposits had increased by $39.4 million, or 27.6%, from December 31, 2002. Expressed in percentages, in 2003 non interest-bearing deposits increased 151.8% and interest-bearing deposits increased 19.0%. For the same period, average non-interest-bearing deposits increased 54.6% and average interest-bearing deposits increased 27.1%.

        At December 31, 2002, total deposits had increased by $36.3 million or 34.2% from December 31, 2001. Expressed in percentages, non interest-bearing deposits increased 16.8% and interest-bearing deposits increased 35.6%. For the same period, average non interest-bearing deposits increased 61.4% and average interest-bearing deposits increased 49.4%.

AVERAGE DAILY DEPOSITS

	December 31, 2003		December 31, 2002		December 31, 2001

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand
deposits	$14,085,673	0.00%	$9,113,154	0.00%	$5,645,571	0.00%
Interest-bearing demand deposits	7,684,488	0.53%	6,617,482	0.74%	4,734,819	1.35%
Money market savings accounts	12,572,684	1.47%	9,381,936	2.07%	4,982,519	3.54%
Other savings accounts	1,461,968	0.86%	773,780	1.24%	404,099	1.59%
Certificates of deposits	127,127,094	3.35%	100,330,318	4.47%	68,256,878	6.33%

Total Average Deposits	$162,931,907		$126,216,670		$84,023,886

Return on Equity and Assets

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average daily equity), and equity to assets ratio (average equity divided by average total assets) for the periods indicated. Since our inception, we have not paid cash dividends.

	December 31, 2003	December 31, 2002	December 31, 2001
Return on average assets	0.72%	0.40%	0.27%
Return on average equity	7.08%	4.07%	2.47%
Equity to assets ratio	10.03%	9.81%	11.05%

Capital

        Total shareholders’ equity increased from $18.3 million at December 31, 2002 to $19.3 million at December 31, 2003. This increase is primarily attributable to net income of $1,323,047 offsetting a decrease in net unrealized gains on securities available for sale amounting to $413,583. Shareholder’s equity increased slightly from the exercise of employee stock options and the sale of treasury stock during 2003. A 5 to 4 stock split was declared in June 2003.

        We are subject to various regulatory capital requirements administered by our federal bank regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under these capital guidelines, we must maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. Our Tier 1 capital consists of common shareholders’ equity, although Tier 1 capital could also include other components, such as qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries. We are also required to maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        We were considered to be “well capitalized” for regulatory purposes at December 31, 2003, as our Tier 1 capital ratio was 10.38%, our total risk-based capital ratio was 12.36%, and our Tier 1 leverage ratio was 11.13%. We were also considered to be “well capitalized” at December 31, 2002, as our Tier 1 capital ratio was 12.06%, our total risk-based capital ratio was 13.38%, and our Tier 1 leverage ratio was 12.13%. Our Tier 1 capital ratio of 11.00%, our total risk-based capital ratio of 12.69% and our Tier 1 leverage ratio of 11.51% indicated that we were also considered to be “well capitalized” at December 31, 2001.

Liquidity Management

        Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and federal funds sold are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale, which totaled $34.1 million at December 31, 2003, serve as a ready source of secondary liquidity. However, the availability of this source of funds is influenced by market conditions and the liquidation of securities may not always be the most desirable course of action.

        Individual and commercial deposits are our primary source of funds for banking activities. We obtain deposits from customers by offering competitive deposit rates and by offering deposit products that we believe are desired by our local market. We also access other deposits markets, including “brokered” or out of market deposits, when the local market does not provide sufficient funds to meet our loan demand and when interest rates on those deposits satisfy our asset-liability requirements.

        Our bank is a member of the Federal Home Loan Bank of Atlanta, and we are eligible to receive advances from the Federal Home Loan Bank, subject to its approval. Our bank has received and has repaid such advances in past. It is our practice to use such advances to meet short-term liquidity needs when appropriate, and to consider the use of longer term advances to fund loans.

        We also have arrangements with commercial banks for short-term unsecured “federal funds” advances of up to $6.0 million. At December 31, 2003, we had no outstanding borrowings against these lines. We believe that our liquidity sources are adequate to meet our operating needs.

        A review of the Consolidated Statements of Cash Flows within the report of Abbott, Jordan & Koon, LLC on page 39, will provide historical trends in cash flows from our operating, investing and financing activities. Our increase in net income has provided the largest impact on net cash provided by operating activities in both 2003 and 2002. We anticipate this trend to continue. Cash used in investing activities has been utilized primarily in the increase in net loans and federal funds sold during 2003 and in the increase of net loans and the net purchase of available-for-sale securities in 2002. Based on our growth strategies, we anticipate continued growth in net loans for the immediate future. The primary contributor to net cash provided by financing activities has been the net increase in deposits in both 2003 and 2002. As discussed earlier in this report, our aggressive growth program in our branch network has provided a significant increase in deposit accounts and we anticipate this trend to continue as we add new branch locations.

Impact of Inflation and Changing Prices

        The financial statements and related financial data presented in this prospectus have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

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

Item 7.  Financial Statements

        Our consolidated financial statements, including our consolidated balance sheet as of December 31, 2003 and 2002, and consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002, together with the report of Abbott, Jordan & Koon, LLC dated February 4, 2004, and the notes containing certain supporting information are attached hereto as pages 34 – 55.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002

TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Georgia Bancshares, Inc.
Peachtree City, Georgia 30269

        We have audited the accompanying consolidated statements of financial condition of Georgia Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Abbott, Jordan & Koon, LLC

Abbott, Jordan & Koon, LLC
Manchester, Georgia
February 4, 2004

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$8,516,138	$4,797,860
Interest bearing deposits in other banks	29,860	531,154
Federal funds sold	6,887,000
Investment securities:
Securities available-for-sale, at fair value	34,147,840	34,809,311
Other investments	1,357,566	651,166
Loans, net	147,463,301	125,750,137
Bank premises and equipment, net	4,772,339	3,828,707
Accrued interest receivable	1,340,444	896,150
Deferred income taxes	488,399	275,186
Other assets	88,743	78,843

Total assets	$205,091,630	$171,618,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$23,448,570	$9,310,602
NOW	6,308,343	8,165,462
Savings	1,971,198	835,315
Money market	17,046,881	9,275,526
Time, $100,000 and over	62,745,922	55,901,433
Other time	70,446,862	59,070,462

Total deposits	181,967,776	142,558,800

Federal Home Loan Bank advances	2,000,000	2,000,000
Federal funds purchased	4,200,000
Securities sold under agreements to repurchase	670,052	3,230,560
Stock purchase obligation	369,250	369,250
Income taxes payable	146,388	184,510
Accrued interest payable	406,738	400,842
Other liabilities	268,611	408,975

Total liabilities	185,828,815	153,352,937

Stockholders' equity:
Common stock; 10,000,000 shares authorized; 2,936,119 issued and
outstanding (2003) and 2,337,573 issued and outstanding (2002)	15,034	14,961
Additional paid-in capital	17,290,269	17,199,823
Retained earnings	2,015,345	696,815
Accumulated other comprehensive income (loss)	(57,833)	355,750
Cost of 111 shares (2002) of common stock held by the Company		(1,772)

Total stockholders' equity	19,262,815	18,265,577

Total liabilities and stockholders' equity	$205,091,630	$171,618,514

        The accompanying notes are an integral part of these financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002

	2003	2002
Interest income:
Interest and fees on loans	$9,954,967	$8,039,216
Interest and dividends on investments:
Investment securities available-for-sale	1,180,660	1,454,668
Other investments	10,128	15,229
Interest on federal funds sold	44,582	48,710
Other interest income	7,742	10,562

Total interest income	11,198,079	9,568,385

Interest expense:
Interest on deposits	4,500,511	4,741,038
Interest on advances from Federal Home Loan Bank	21,851	13,824
Interest on other borrowed funds	23,583	82,142

Total interest expense	4,545,945	4,837,004

Net interest income	6,652,134	4,731,381

Provision for possible loan losses	266,000	885,000

Net interest income after provision for possible loan losses	6,386,134	3,846,381

Other income:
Service charges on deposit accounts	222,145	168,293
Other operating income	77,684	68,400
Investment security transactions, net	85,697	124,139
Other investment transactions, net		56,001

Total other income	385,526	416,833

Other expenses:
Salaries and employee benefits	2,614,936	1,986,738
Occupancy and equipment expense	569,828	332,776
Legal and accounting	166,518	151,264
Office supplies, telephone and postage	233,385	185,654
Data processing expenses	454,844	324,563
Consultant and other outside services	75,097	66,491
Marketing expense	113,880	59,698
Other operating expense	490,125	337,597

Total other expense	4,718,613	3,444,781

Income before income taxes	2,053,047	818,433

Income tax expense	730,000	226,500

Net income	$1,323,047	$591,933

Net income per share (Notes 14 and 20):
Basic	$0.452	$0.285

Diluted	$0.363	$0.207

Weighted average shares outstanding (Note 20):
Basic	2,925,653	2,080,070

Diluted	3,642,649	2,858,610

        The accompanying notes are an integral part of these financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARYCONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

								Accumulated
	Total					Additional		Other
	Stockholders'	Comprehensive	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Equity	Income	Shares	Par Value	Stock	Capital	Earnings	Income(Deficit)

Balances, December 31, 2001	$10,850,297		1,331,250	$10,650	$(160)	$10,744,640	$104,882	$(9,715)

Comprehensive income:
Net income	591,933	$591,933					591,933

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period, net of applicable
deferred income tax of $200,621		389,441
Less, reclassifications adjustment, from unrealized gains and losses from prior losses periods, realized during current period, net of applicable defered income
tax benefit of $12,351		(23,976)

Other comprehensive income (loss) net of tax benefit	365,465	365,465						365,465

Total comprehensive income		$957,398

Net proceeds of secondary stock offering	6,459,454		538,897	4,311		6,455,143

Sale of treasury stock	200				160	40

Purchase of treasury stock (111 shares)	(1,772)			(1,772)

Stock split			467,426

Balances, December 31, 2002	$18,265,577		2,337,573	$14,961	$(1,772)	$17,199,823	$696,815	$355,750

Continued...

The accompanying notes are an integral part of these financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2002
(Continued)

								Accumulated
	Total					Additional		Other
	Stockholders'	Comprehensive	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Equity	Income	Shares	Par Value	Stock	Capital	Earnings	Income(Deficit)

Balances, December 31, 2002	$18,265,577		2,337,573	$14,961	$(1,772)	$17,199,823	$696,815	$355,750

Comprehensive income:
Net income	1,323,047	$1,323,047					1,323,047

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period, net of
applicable deferred income tax benefit of $345,830		(671,319)
Less, reclassifications adjustment, from unrealized gains and losses prior periods, realized during current period, net of applicable deferred
income tax expense of $132,773		257,736

Other comprehensive income (loss) net of tax benefit	(413,583)	(413,583)						(413,583)

Total comprehensive income		$909,464

Exercise of stock options	92,973		14,319	73		92,900

Purchase of treasury stock	(44,639)				(44,639)

Sale of treasury stock	42,185				44,639	(2,454)

Stock split		584,227

Settlement of fractional shares	(2,745)				1,772		(4,517)

Balance, December 31, 2003	$19,262,815		2,936,119	$15,034	$0	$17,290,269	$2,015,345	$(57,833)

        The accompanying notes are an integral part of these financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$1,323,047	$591,933
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Premium amortization net of discount accretion	380,965	143,726
(Gain) loss from sales of investment securities, net	(88,697)	(124,139)
(Gain) loss from sale of other investments	(56,001)
Depreciation	297,720	155,393
Deferred income taxes	(155)	(183,014)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(444,294)	(230,578)
(Increase) decrease in other assets	(9,900)	(50,217)
Increase (decrease) in income taxes payable	(38,122)	45,278
Increase (decrease) in accrued interest payable	5,896	(291,588)
Increase (decrease) in other liabilities	(140,365)	377,313

Net cash provided by (used in) operating activities	1,286,095	378,106

Cash flows from investing activities:
Net (increase) decrease in interest bearing deposits in other banks	501,294	266,607
Net (increase) decrease in federal funds sold	(6,887,000)	8,564,000
Purchases of available-for-sale securities	(29,383,301)	(32,205,615)
Proceeds from sales and paydowns of available-for-sale securities	27,714,766	19,040,351
Proceeds from maturities of available-for-sale securities	1,411,097	781,490
Purchases of other investments	(706,400)
Proceeds from sale of other investments		183,750
Net increase in loans	(21,713,164)	(44,297,708)
Purchase of premises and equipment	(1,241,352)	(2,090,991)

Net cash provided by (used in) investing activities	(30,304,060)	(49,758,116)

Cash flows from financing activities:
Net increase in deposits	39,408,977	36,291,293
Payments on note payable		(400,000)
Proceeds from Federal Home Loan Bank advances	6,500,000	10,800,000
Payments on Federal Home Loan Bank advances	(6,500,000)	(8,800,000)
Net increase (decrease) in federal funds purchased	(4,200,000)	4,200,000
Net increase (decrease) in securities sold under agreements to repurchase	(2,560,508)	3,230,560
Proceeds from issuance of stock	48,334	6,548,711
Cost of issuance of stock		(89,257)
Proceeds from sale of treasury stock	42,185	200
Purchase of treasury stock	(2,745)	(1,772)

Net cash provided by (used in) financing activities	32,736,243	51,779,735

Net increase (decrease) in cash and cash equivalents	3,718,278	2,399,725
Cash and cash equivalents at beginning of year	4,797,860	2,398,135

Cash and cash equivalents at end of year	$8,516,138	$4,797,860

Supplemental disclosures:
Cash paid during the year for interest	$4,587,262	$5,209,448

Cash paid during the year for income taxes	$765,776	$359,232

Loans transferred to foreclosed real estate during the year	$0	$0

Proceeds from sales of foreclosed real estate financed through loans	$0	$0

        The accompanying notes are an integral part of these financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Georgia Bancshares, Inc. and its subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies:

Nature of Operations – Georgia Bancshares, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, The Bank of Georgia (the Bank). The Bank provides a variety of banking services to individuals and businesses in Fayette and Coweta Counties and the surrounding area. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial real estate, residential construction, acquisition, development and consumer loans. As a state bank, the Bank is subject to regulation by the Georgia Department of Banking & Finance and the Federal Deposit Insurance Corporation.

Principles of Consolidation – The consolidated financial statements include the accounts of Georgia Bancshares, Inc. (parent company) and its wholly-owned subsidiary, The Bank of Georgia. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

A majority of the Bank’s loan portfolio consists of real estate loans in Fayette and Coweta Counties. The ultimate collectibility of these loans and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

Loans – Loans are stated at unpaid principal balances, less the allowance for possible loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Interest is accrued daily on the outstanding loan balances. Accrual of interest is discontinued on an impaired loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Interest income on impaired loans is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Bank Premises and Equipment – Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Costs incurred for maintenance and repairs are expensed currently. Gains and losses on dispositions are included in current operations.

Other Real Estate Owned – Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount of fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash and Cash Equivalents – For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as all cash and amounts due from depository institutions.

Income Taxes – Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary.

Advertising Costs – All advertising costs are expensed as incurred.

Off-Balance-Sheet Financial Instruments – In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Reclassifications – Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

2.	INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent.

Securities available-for-sale consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2003:
U.S. Government and federal agencies	$4,385,858	$46,751	$745	$4,431,864
State and local governments	8,857,304	123,772	163,268	8,817,808
Mortgage-backed securities	20,742,303	70,589	164,724	20,648,168
Corporate bonds	250,000			250,000

	$34,235,465	$241,112	$328,737	$34,147,840

As of December 31, 2002:
U.S. Government and federal agencies	$6,009,922	$66,437	$3,876	$6,072,483
State and local governments	4,941,756	80,489	20,280	5,001,965
Mortgage-backed securities	23,318,618	426,620	10,375	23,734,863

	$34,270,296	$573,546	$34,531	$34,809,311

The maturities of securities available-for-sale as of December 31, 2003 were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$4,645,980	$4,702,968
Due from one to five years	5,374,080	5,324,874
Due from five to ten years	12,685,796	12,573,906
Due after ten years	11,529,609	11,546,092

	$34,235,465	$34,147,840

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

During 2003, the Bank sold securities available-for-sale for total proceeds of approximately $17,163,553 resulting in gross realized gains of $86,279 and gross realized losses of $582 and received paydowns on mortgage-backed securities of approximately $10,462,516. Securities with an amortized cost of $18,079,239 and a fair value of $18,026,925 at December 31, 2003 were pledged to secure certain deposits.

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

There were no securities transferred between classifications during 2003 and 2002.

3.	OTHER INVESTMENTS

Other investments consist of nonmarketable equity securities that do not have a readily determinable fair value. These securities are carried at their acquisition cost and are accounted for by the cost method.

Other investments at December 31, 2003 and 2002 consists of the following:

	2003	2002
NBOG Bancorporation, Inc.	$306,000	$306,000
Community Financial Services, Inc. (a banker's bank)	85,166	85,166
FHLB stock	315,500	260,000
Friends Bank	650,900

	$1,357,566	$651,166

No securities classified as other investments were sold during 2003.

The Bank sold other investments for total proceeds of $183,750 resulting in gross realized gains of $56,001 during 2002.

4.	LOANS

Loans outstanding at December 31, 2003 and 2002 by classification are summarized as follows:

	2003	2002
Loans secured by real estate:
Construction and land development	$81,132,576	$69,000,000
Residential	5,883,066	7,808,000
Nonfarm, nonresidential	46,581,828	39,454,000
Commercial, financial and agricultural	11,705,627	8,841,000
Consumer	4,419,451	2,175,000
All other loans	38,076	486,343

	149,760,624	127,764,343
Deferred loan fees	(165,571)	(124,900)
Allowance for loan losses	(2,131,752)	(1,889,306)

Loans, net	$147,463,301	$125,750,137

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Changes in the allowance for loan losses are summarized as follows:

	2003	2002
Balance, beginning of year	$1,889,306	$1,114,411
Provision charged to operations	266,000	885,000
Recoveries of loans previously charged off	3,474	1,682
Loans charged off	(27,028)	(111,787)

Balance, end of year	$2,131,752	$1,889,306

For federal income tax purposes, the balance of the allowance for loan losses was $324,728 and $348,282 at December 31, 2003 and 2002, respectively.

The Bank has entered into transactions with its executive officers, principal shareholders, directors, and their related interest. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The activity for loans to such related parties at December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Balance at beginning of year	$1,645,952	$3,399,024
New loans	5,361,382	152,150
Repayments	(3,483,521)	(1,905,222)

Balance at end of year	$3,523,813	$1,645,952

At December 31, 2003, the total recorded investment in loans on nonaccrual was approximately $100,680 and the Bank had no loans past due ninety days or more and still accruing interest. At December 31, 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $100,680. The average recorded investment in impaired loans amounted to approximately $51,250 for the year ended December 31, 2003. The allowance for loan losses related to impaired loans amounted to approximately $15,102 at December 31, 2003, and interest income on impaired loans for cash payments received in 2003 was approximately $407. During December 31, 2002 there was no recorded investment in impaired loans.

At December 31, 2003 and 2002, the Bank did not have any loans that had been restructured, and the Bank is not committed to lend any additional funds to debtors whose loans have been modified.

5.	BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

			Estimated
			Useful
	2003	2002	Life (Yrs)
Land	$1,123,650	$774,635
Leasehold improvements	301,881	301,881	10-20 yrs
Furniture and equipment	1,751,717	1,228,238	3-8 yrs
Building and improvements	2,222,477	1,853,619	15-40 yrs
Land improvements	4,500	4,500	5-15 yrs

	5,404,225	4,162,873
Less, accumulated depreciation	(631,886)	(334,166)

	$4,772,339	$3,828,707

Depreciation expense amounted to $297,720 and $155,395 in 2003 and 2002, respectively.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	DEPOSITS

At December 31, 2003, scheduled maturities of certificates of deposits are as follows:

2004	$84,869,503
2005	29,396,980
2006	11,174,910
2007	1,394,680
2008	6,356,711

$133,192,784

The Bank held related party deposits of approximately $2,273,811 and $4,449,624 at December 31, 2003 and 2002, respectively.

7.	BROKERED DEPOSITS

Deposits that were received by the Bank through third party brokers as of December 31, 2003 and 2002 were $20,049,000 and $28,190,987, respectively. Original maturities range from one year to four years. Rates range from 2.20 to 6.70 percent. At December 31, 2003 and 2002, respectively, $17,765,000 and $20,841,000 of these brokered deposits were with one broker.

8.	FEDERAL HOME LOAN BANK ADVANCES

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta to borrow up to ten percent of the Bank’s total assets. At December 31, 2003 and 2002, the debt consists of the following:

	2003	2002
Federal Home Loan Bank advance with interest and principal due
February 22, 2005; interest rate of 1.99%; secured by certain
qualifying real estate loans of $3,594,532	$2,000,000

Federal Home Loan Bank advance with interest and principal due
December 2, 2003; interest rate of 1.30%; secured by certain
qualified investment securities of $6,776,700		$2,000,000

	$2,000,000	$2,000,000

9.	INCOME TAXES

The consolidated provision for income taxes for 2003 and 2002 consists of the following:

	2003	2002
Income tax expense:
Current tax expense:
Federal	$604,623	$384,603
State	87,765	19,907
Deferred tax (benefit):
Federal	39,477	(172,603)
State	(1,865)	(5,407)

	$730,000	$226,500

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before income tax expenses for the years ended December 31, 2003 and 2002, as indicated in the following analysis:

	2003	2002
Expected tax provision at statutory rates	$698,036	$278,267
Effect of tax-exempt income	(81,127)	(64,312)
Effect of state income tax expense	85,900	14,500
Other, net	27,191	(1,955)

	$730,000	$226,500

Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and to unrealized gains in available-for-sale securities. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, unrealized losses on available-for-sale securities, and amortization of organizational expenses. The net deferred tax assets in the accompanying statement of financial condition include the following components:

	2003	2002
Deferred tax liabilities	$(296,861)	$(310,379)
Deferred tax assets	837,461	589,240
Deferred tax asset valuation allowance	(52,201)	(3,675)

Net deferred tax assets (liabilities)	$488,399	$275,186

11.	EMPLOYEE BENEFIT PLANS

The Bank has adopted a defined contribution plan which covers substantially all employees of the Bank subject to certain minimum age and service requirements. The plan permits eligible employees to make before-tax contributions to the plan through payroll deductions subject to the limits imposed under Federal tax law. The Bank may also make matching contributions to the plan equal to the percentage of the participants contribution during a particular year. The Bank’s level of participation in the plan is determined annually by the Board of Directors. For the years ended December 31, 2003 and 2002, respectively, the Bank contributed $90,409 and $35,048 to the plan. The plan permits each participant to direct the investment of the assets in his individual account. Contributions by the participant are always 100% vested. In general, participants may withdraw benefits upon termination of employment after attaining normal retirement age and upon termination of the plan. In addition, participants may withdraw their contributions if they terminate employment before attaining normal retirement age, attain normal retirement age but continue to work, become disabled, or incur a financial hardship.

12.	STOCKHOLDERS’ EQUITY

On June 19, 2003 the Board of Directors declared a five-for-four stock split for shareholders of record on July 25, 2003 to be payable on August 20, 2003.

On September 19, 2002 the Board of Directors declared a five-for-four stock split for shareholders of record on September 25, 2002 to be payable October 15, 2002.

13.	COMMON STOCK

Management elected to issue no par stock effective December 18, 2003. Par value prior to the election was $.00512 per share for 2003 and $.0064 per share for 2002.

14.	STOCK WARRANTS

Georgia Bancshares, Inc. has granted options to purchase 802,356 shares of common stock to its founding directors and key employees. The general terms of the stock option plan include vesting periods ranging from one to four years. The options were granted at exercise prices equal to the fair market value of a share of common stock on the grant dates and range from $5.12 to $11.60. The options expire ten years from the date of the grant.

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002
		Weighted-Average		Weighted-Average
	Number	Exercise Price	Number	Exercise Price

Under option, beginning of year	641,520	$6.85	498,208	$8.06
Granted	23,050	14.50	58,585	12.50
Exercised	(14,319)	8.12	(41,667)	8.00
Terminated	(12,793)	8.15	(1,910)	10.91

Under option, prior to five-for-four stock split	637,458	$7.05	513,216	$8.59
Effect of five-for-four stock split	164,898	(1.41)	128,304	(1.74)

Under option, end of year	802,356	$5.64	641,520	$6.85

Weighted average remaining contractual life	6 yrs		7 yrs

Weighted average fair value of options granted
during the year, adjusted for stock split	$10.07		$10.00

As permitted by SFAS No. 123, (“Accounting for Stock-Based Compensation”), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, (“Accounting for Stock Issued to Employees”). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2003 and 2002. If the Company had recognized compensation cost in accordance with SFAS No. 123 as amended by SFAS No. 148, net income and income per share would have been decreased as follows:

	Net		Diluted
	Income	Basic EPS	EPS
Year ended December 31, 2003:
As reported	$1,323,047	$.452	$.363
Stock-based compensation, net of related tax effect	(272,763)	(.093)	(.075)

As adjusted	$1,050,284	$.359	$.288

Year ended December 31, 2002:
As reported	$591,933	$.285	$.207
Stock-based compensation, net of related tax effect	(146,667)	(.071)	(.051)

As adjusted	$445,266	$.214	$.156

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of the options granted during 2003 and 2002 was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:

	2003		2002

Risk-free interest rate	3.00%		3.00%
Expected life of the options	10 Year	s	10 Year	s
Expected dividends (as a percent of the fair value of the stock)	0%		0%
Volatility	1%		1%

15.	LEASING ARRANGEMENTS

The Bank operates one office from a facility located on land that is leased under an operating lease. There are options to renew the lease for various terms. The first renewal term began on January 1, 2002 and the fifth and final renewal term will end on December 31, 2023. The rental rate will change at the beginning of each renewal option and will remain constant during each renewal term.

The Bank also entered into a license agreement with a third party granting the Bank the right to operate a financial service facility. The initial term is for three years beginning May 5, 2003 with two successive renewal terms of three years each. The lease payments are $2,000 per month during the first six months, $2,400 per month during the following six months and $3,000 per month for the final twenty four months.

Rental expense on these leases amounted to $37,133 and $36,994 for the years 2003 and 2002, respectively.

16.	CONCENTRATIONS OF CREDIT RISK

The Bank makes commercial real estate, commercial business, and single-family residential loans to customers in the local market area. A substantial portion of its borrowers’ ability to repay their obligations depends on the local economy. Additionally, there is a significant concentration of credit risk involving loans for the acquisition, development and construction of real property.

At December 31, 2003 and 2002, the institution had correspondent bank balances and deposits in other financial institutions totaling a recorded balance of $14,606,442 and $4,760,883, respectively. The correspondent bank balances, at December 31, 2003 and 2002, include amounts in excess of federal deposit insurance limits totaling $8,652,838 and $1,541,718, respectively. At December 31, 2003, the correspondent bank balances include federal funds sold of $6,887,000.

17.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments that are included in the consolidated balance sheet.

At December 31, 2003 and 2002, respectively, the Bank had commitments to extend credit totaling approximately $39,044,000 and $25,956,000 and commitments under letters of credit totaling $666,974 and $612,421. Management does not anticipate any material loss as a result of these transactions. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory and property and equipment.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees since inception. The Bank did not incur any losses on its commitments in 2003 and 2002.

18.	COMMITMENTS AND CONTINGENT LIABILITIES

The Bank has lines of credit with other banks. The lines total $6,000,000 and $5,000,000 at December 31, 2003 and 2002, respectively, and have interest rates based on the lending bank’s daily federal fund rate. The lines are due on demand and are normally renewed for a one year period. They are uncollateralized. At December 31, 2003, the lines were unused. At December 31, 2002, the Bank had borrowed $4,200,000 against these lines.

On April 19, 2001, shareholders of the Bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 2,080,078 shares of common stock of the Bank were exchanged for 2,080,078 shares of common stock of the Company. The record holder of the remaining originally issued 68,359 shares of the Bank’s common stock, dissented from the Bank’s reorganization into a holding company structure. The Bank has an obligation to purchase this dissenting shareholder’s shares for fair market value as of May 18, 2001. In an effort to resolve this matter, on September 14, 2001, the Bank filed a Petition for Determination of Fair Value of Shares against the shareholder in the Superior Court of Fayette County, State of Georgia. The Bank, through the aid of an appraiser, has determined that these shares were worth $5.40 per share as of May 18, 2001. Based on this appraisal, the Bank has recorded a liability of $369,250 for these shares as “Stock Purchase Obligation” on the consolidated statement of financial condition. The dissenting shareholder, however, claims that the shares were worth $12.93 per share. The number of shares and prices per share have been adjusted to reflect a five-for-four stock split declared by the Board of Directors on August 16, 2001, September 19, 2002, and June 19, 2003. The Bank initiated this action to resolve this dispute.

The Bank is subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank met all of the capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios as of December 31, 2003 and 2002, are as follows (dollars in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Risk-Based Capital to Risk-Weighted
Assets:
Consolidated	$21,453	12.36%	$13,881	8%	NA	N	A
Bank	$17,957	10.41%	$13,805	8%	$17,256	10%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$19,321	11.13%	$6,941	4%	NA	N	A
Bank	$15,825	9.17%	$6,902	4%	$10,354	6%
Tier I Capital to Average Assets:
Consolidated	$19,321	10.38%	$7,444	4%	NA	N	A
Bank	$15,825	8.54%	$7,415	4%	$9,269	5%
As of December 31, 2002:
Total Risk-Based Capital to Risk-Weighted
Assets:
Consolidated	$19,754	13.38%	$11,811	8%	NA	N	A
Bank	$15,798	10.72%	$11,787	8%	$14,733	10%
Tier I Capital to Risk-Weighted Assets:
Consolidated	$17,912	12.13%	$5,906	4%	NA	N	A
Bank	$13,956	9.45%	$5,905	4%	$8,858	6%
Tier I Capital to Average Assets:
Consolidated	$17,912	12.05%	$5,943	4%	NA	N	A
Bank	$13,956	9.41%	$5,930	4%	$7,412	5%

Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20.	EARNINGS PER SHARE

The Company calculated earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per share by application of the treasury stock method. All share and per share data have been restated to reflect stock splits.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

Year Ended	Income	Shares	Per Share
December 31, 2003	(Numerator)	(Denominator)	Amount

Basic EPS	$1,323,047	2,925,653	$0.452
Effect of diluted securities:
Stock options and warrants		716,996

Diluted EPS	$1,323,047	3,642,649	$0.363

Year Ended	Income	Shares	Per Share
December 31, 2002	(Numerator)	(Denominator)	Amount

Basic EPS	$591,933	2,080,070	$0.285
Effect of diluted securities:
Stock options and warrants		778,540

Diluted EPS	$591,933	2,858,610	$0.207

21.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks, interest bearing deposits in other banks, and federal funds sold: The carrying amounts reported in the statements of financial condition approximate these assets’ fair values.

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

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Loan commitments: Loan commitments do not represent a significant value to the Company. Therefore, the Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	(in thousands)		(in thousands)

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$8,516	$8,516	$4,798	$4,798
Interest bearing deposits in other banks	30	30	531	531
Federal funds sold	6,887	6,887	0	0
Investment securities	34,148	34,148	34,809	34,809
Other securities	1,358	1,358	651	651
Loans - Net	147,463	147,912	125,750	125,892
Accrued interest receivable	1,340	1,340	896	896

Financial liabilities:
Deposits	181,968	183,743	142,559	142,425
Federal Home Loan Bank advances	2,000	1,996	2,000	2,000
Accrued interest payable	407	407	401	401
Federal funds purchased	0	0	4,200	4,200
Securities sold under agreements to repurchase	670	670	3,231	3,231

The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. The contract or notional amounts of the Company’s financial instruments with off-balance-sheet risk are disclosed in Note 16. No derivatives were held by the Company for trading purposes.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

22.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of operations, and statement of cash flows of Georgia Bancshares, Inc. as of and for the year ended December 31, 2003 and 2002:

CONDENSED BALANCE SHEETS

	2003	2002
Assets
Cash	$2,542,486	$3,656,625
Investment in subsidiary	15,766,929	14,311,452
Other investments	956,900	306,000
Other assets	~~	~~

Total assets	$19,266,315	$18,274,077

Liabilities and Stockholders' Equity
Other liabilities	$3,499	$8,500
Total liabilities	3,499	8,500
Stockholders' equity	19,262,816	18,265,577

Total liabilities and stockholders' equity	$19,266,315	$18,274,077

CONDENSED STATEMENTS OF INCOME

	2003	2002
Income:
Dividend received from bank subsidiary	$0	$100,000
Interest income	47,213	80,856

Total income	47,213	180,856

Expenses:
Legal and professional	46,210	13,059
Other expenses	47,016	26,995

Total expenses	93,226	40,054

Income (loss) before income taxes (benefits) and equity in
undistributed net income of subsidiaries	(46,013)	140,802
Income taxes (benefits)	0	8,500

Income (loss) before equity in undistributed net income of
subsidiaries	(46,013)	132,302
Equity in undistributed net income of subsidiaries	1,369,060	459,631

Net income	$1,323,047	$591,933

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002
Cash flows from operating activities:
Net income	$1,323,047	$591,933
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in undistributed net income of subsidiary	(1,369,060)	(459,631)
Payments to subsidiary	(500,000)	(2,600,000)
Other operating activities	(5,000)	49,674

Net cash provided by (used in) operating activities	(551,013)	(2,418,024)

Cash flows from investing activities:
Purchase of other investments	(650,900)	0
Payments on other borrowings	0	(400,000)

Net cash provided by (used in) investing activities	(650,900)	(400,000)

Cash flows from financing activities:
Proceeds from issuance of stock	48,334	6,548,711
Cost of stock offering	0	(89,257)
Proceeds from sale of treasury stock	42,185	200
Purchase of treasury stock	(2,745)	(1,772)

Net cash provided by (used in) financing activities	87,774	6,457,882

Net increase (decrease) in cash	(1,114,139)	3,639,858
Cash at beginning of year	3,656,625	16,767

Cash at end of year	$2,542,486	$3,656,625

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

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

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 12, 2004.

Item 10.  Executive Compensation

        The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 12, 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 12, 2004.

Item 12.  Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 12, 2004.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.1	See Exhibits 3.1 and 3.2 for provisions in Georgia Bancshares’ Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.3	Georgia Bancshares, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.5	Form of First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.6	Form of Second Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.7	Form of Third Amendment to Warrant Agreement (incorporated by reference to Exhibit 4.7 of the Company's Form 10-KSB/A for the period ended December 31, 2002; File No. 333-74710, filed with the SEC on May 19, 2003).

5.1	Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-74710).

10.1	Real Estate Agreement dated June 1, 1999 between The Bank of Georgia and Charles B. Miles & S. Reid Hutchings (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

21	Subsidiaries.

23.1	Consent of Abbott, Jordan & Koon, LLC.

24	Power of Attorney (contained on signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K

             The following reports were filed on Form 8-K during the quarter ended December 31, 2003.

             On November 5, 2003 the company filed a form 8-K referencing a press release announcing its financial results for the third quarter ended September 30, 2003 and announcing the addition of C. Lynn Gable as the new chief financial officer.

Item 14.  Principal Accountant Fees and Services

             The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 12, 2004.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA BANCSHARES, INC.

Date: March 24, 2004	By: /s/ Ira P. Shepherd, III Ira P. Shepherd, III President & Chief Executive Officer

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

Signature	Title	Date

/s/ Ira P. Shepherd, III Ira P. Shepherd, III	President, Chief Executive Officer (principal executive officer), and Director	March 24, 2004

/s/ C. Lynn Gable C. Lynn Gable	Chief Financial Officer (principal accounting and financial officer)	March 24, 2004

/s/ Arlie C. Aukerman Arlie C. Aukerman	Director	March 24, 2004

/s/ Joseph S. Black Joseph S. Black	Vice Chairman, Director	March 24, 2004

/s/ Rick A. Duncan Rick A. Duncan	Director, Executive Vice President	March 24, 2004

/s/ Dale K. Geeslin Dale K. Geeslin	Secretary, Director	March 24, 2004

/s/ Malcolm R. Godwin Malcolm R. Godwin	Director, Executive Vice President	March 24, 2004

/s/ W. Robert Hancock W. Robert Hancock	Director	March 24, 2004

/s/ Vincent M. Rossetti Vincent M. Rossetti	Director	March 24, 2004

/s/ Donnie H. Russell Donnie H. Russell	Director	March 24, 2004

/s/ Thomas G. Sellmer Thomas G. Sellmer	Director	March 24, 2004

/s/ Enrico A. Stanziale Enrico A. Stanziale	Chairman, Director	March 24, 2004

/s/ James H. Webb, Jr. James H. Webb, Jr.	Director	March 24, 2004

Exhibit List

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.1	See Exhibits 3.1 and 3.2 for provisions in Georgia Bancshares’ Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-74710).

4.3	Georgia Bancshares, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.5	Form of First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.6	Form of Second Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

4.7	Form of Third Amendment to Warrant Agreement (incorporated by reference to Exhibit 4.7 of the Company's Form 10-KSB/A for the period ended December 31, 2002; File No. 333-74710, filed with the SEC on May 19, 2003).

5.1	Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-74710).

10.1	Real Estate Agreement dated June 1, 1999 between The Bank of Georgia and Charles B. Miles & S. Reid Hutchings (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2; File No. 333-74710).

21	Subsidiaries.

23.1	Consent of Abbott, Jordan & Koon, LLC.

24	Power of Attorney (contained on signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.