Form 10-Q
period 2004-03-31
GEORGIA BANCSHARES INC//
filed 2004-05-14
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission File No. 000-50188

Georgia Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2646154
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Westpark Drive, Peachtree City, GA 30269
(Address of principal executive offices)   (Zip Code)

(770) 631-9488
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes      No  X

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,936,119 shares of common stock were issued and outstanding as of April 29, 2004.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Index

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Part I.   Financial Information
Item 1.   Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,689,636	$8,516,138
Interest-bearing deposits in other banks	72,486	29,860
Federal funds sold	12,325,000	6,887,000

Cash and cash equivalents	23,087,122	15,432,998

Investment securities:
Securities available-for-sale	31,836,856	34,147,840
Other investments	1,307,366	1,357,566

	33,144,222	35,505,406

Loans, net of allowance for loan losses of $2,204,813
and $2,131,752, respectively	157,747,253	147,463,301

Accrued interest receivable	1,477,359	1,340,445
Premises and equipment, net	5,225,243	4,772,339
Other assets	556,336	577,141

Total assets	$221,237,535	$205,091,630

Liabilities:
Deposits:
Noninterest-bearing	$23,858,799	$23,448,570
NOW	16,849,697	6,308,343
Savings	17,398,046	19,018,079
Time deposits $100,000 and over	68,643,050	62,745,922
Other time deposits	70,535,613	70,446,862

Total deposits	197,285,205	181,967,776

Securities sold under agreements to repurchase	761,051	670,052
Federal Home Loan Bank advances	2,000,000	2,000,000
Stock purchase obligation	369,250	369,250
Other liabilities	874,014	821,737

Total liabilities	201,289,520	185,828,815

Shareholders' equity
Common stock; no par value, 10,000,000 shares authorized; 2,936,119
shares issued and outstanding	15,034	15,034
Capital surplus	17,290,269	17,290,269
Retained earnings	2,402,204	2,015,345
Accumulated other comprehensive income (loss)	240,508	(57,833)

Total shareholders' equity	19,948,015	19,262,815

Total liabilities and shareholders' equity	$221,237,535	$205,091,630

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Interest income:
Interest and fees on loans	$2,735,110	$2,304,913
Interest and dividends on investments	311,912	339,154
Interest on federal funds sold and other interest income	17,085	14,522

Total interest income	3,064,107	2,658,589

Interest expense:
Interest on deposits	1,016,208	1,174,187
Interest on securities sold under agreements to repurchase	1,318	8,745
Interest on other borrowed funds	10,829	6,657

Total interest expense	1,028,355	1,189,589

Net interest income	2,035,752	1,469,000

Provision for loan losses	80,000	75,000

Net interest income after provision for loan losses	1,955,752	1,394,000

Other income:
Service charges on deposit accounts	79,339	48,132
Loss on sale of other assets	(4,678)	0
Gains on sales of securities available-for-sale	1,074	23,650
Other operating income	30,070	19,481

Total other income	105,805	91,263

Other expense:
Salaries and employee benefits	879,293	594,927
Occupancy and equipment expense	164,005	145,773
Data processing	149,682	115,964
Other operating expenses	271,718	228,980

Total other expense	1,464,698	1,085,644

Income before income taxes	596,859	399,619
Income tax expense	210,000	127,000

Net income	$386,859	$272,619

Basic earnings per share	$0.13	$0.09

Diluted earnings per share	$0.11	$0.08

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$386,859	$272,619
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation, amortization and accretion	135,025	105,487
Provision for loan losses	80,000	75,000
Gains on sales of securities available-for-sale	(1,074)	(23,650)
Loss on sale of other assets	4,678	0
Deferred income taxes	(69,612)	0
Changes in operating assets and liabilities:
Accrued interest receivable	(136,914)	(34,581)
Other assets	(67,952)	(53,829)
Income taxes payable	126,703	(27,510)
Accrued interest payable	14,618	76,011
Other liabilities	(89,044)	(334,848)

Net cash provided by operating activities	$383,287	54,699

Cash flows from investing activities:
Purchases of available-for-sale maturities	(1,054,911)	(8,149,875)
Proceeds from sales and pay downs of securities available-for-sale	3,668,850	6,564,363
Proceeds from maturities of securities available-for-sale	100,000	500,000
Proceeds from sale of other assets	50,200	0
Net increase in loans	(10,363,952)	(5,426,634)
Purchases of premises and equipment	(537,778)	(500,012)

Net cash used in investing activities	(8,137,591)	(7,012,158)

Cash flows from financing activities:
Net increase in deposits	15,317,429	19,513,699
Payments on Federal Home Loan Bank advances	0	(2,000,000)
Net change in federal funds purchased	0	(4,200,000)
Net change in securities sold under agreements to repurchase	90,999	(645,562)

Net cash provided by financing activities	15,408,428	12,668,137

Net change in cash and cash equivalents	7,654,124	5,710,678

Cash and cash equivalents at beginning of period	15,432,998	5,329,014

Cash and cash equivalents at end of period	$23,087,122	$11,039,692

Supplemental disclosures:
Cash paid during the period for interest	$1,013,737	$1,113,578
Cash paid during the period for income taxes	$156,909	$194,547

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2003 Annual Report.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed in our Annual Report on Form 10-KSB.

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

We believe the process for establishing the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended March 31, 2004 and March 31, 2003 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosure of net income and basic and diluted earnings per common share.

		For the three months ended
		March 31,
		2004	2003
Net income	As reported	$386,859	$272,619
	Effect of stock
	options grants	(33,362)	(20,253)

	Pro forma	$353,497	252,366

Basic earnings per share	As reported	$0.13	$0.09
	Pro forma	$0.12	$0.09
Diluted earnings per share	As reported	$0.11	$0.08
	Pro forma	$0.10	$0.08

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 2 — COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2004 and 2003.

	Pre-tax	Income Tax	Net-of-tax
	Amount	Effect	Amount
For the Three Months Ended March 31, 2004:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$453,106	$(154,056)	$299,050
Reclassification adjustment for gains
included in net income	(1,074)	365	(709)

Other comprehensive income	$452,032	$153,691	$298,341

	Pre-tax	Income Tax	Net-of-tax
	Amount	Effect	Amount
For the Three Months Ended March 31, 2003:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$81,550	$(27,727)	$53,823
Reclassification adjustment for gains
included in net income	-	-	-

Other comprehensive income	$81,550	$(27,727)	$53,823

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 3 – EARNINGS PER SHARE

Net income per share – basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share – diluted is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

	Three Months Ended
	March 31,
	2004	2003
Net income per share – basic computation:

Net income	$386,859	$272,619

Average common shares outstanding - basic	2,936,119	2,921,966

Net income per share – basic	$0.13	$0.09

Net income per share - diluted computation:

Net income	$386,859	$272,619

Average common shares outstanding - basic	2,936,119	2,921,966

Incremental shares from assumed conversions:
Stock options and warrants	492,905	326,775

Average common shares outstanding - diluted	3,429,024	3,248,741

Net income per share - diluted	$0.11	$0.08

All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

NOTE 4 – STOCK PURCHASE OBLIGATION

The condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, reflect a liability of $369,250 described as “Stock purchase obligation”. This amount was recorded in 2001 following the dissention by a minority shareholder to the plan of share exchange to reorganize the bank into a holding company structure. The legal proceedings related to this case are more fully described in Part II, Item 1 on page 17 of this report.

On April 12, 2004, an order was received from the court establishing the aggregate principal sum of $657,730 to be paid to the dissenting shareholder. This amount was paid on April 13, 2004.

The impact of this settlement on the consolidated balance sheet of the Company as of April 13, 2004 was the elimination of the $369,250 stock purchase obligation liability and a reduction of capital surplus in the amount of the differential, $288,480. Since this settlement occurred in April 2004 and since it had no impact on the Company’s results of operations, this settlement has been accounted for in the April 2004 accounting period.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income increased $566,752, or 38.6%, to $2,035,752 as compared to $1,469,000 for the same period in 2003. Interest income from loans, including fees, increased $430,197, or 18.7%, to $2,735,110 at March 31, 2004, as compared to $2,304,913 at March 31, 2003. This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $147,463,301 at December 31, 2003, to $157,747,253 at March 31, 2004, and a decrease in the average interest cost of deposits and other interest bearing liabilities. Income on investment securities, however, declined $27,242, or 8.0%, to $311,912 for the three months ended March 31, 2004 as compared to $339,154 at March 31, 2003. This decrease was primarily attributable to heavy prepayments on higher yielding mortgage backed securities that occurred during 2003. Interest expense for the three months ended March 31, 2004 was $1,028,355, as compared to $1,189,589 for the same period in 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2004, the provision charged to expense was $80,000 as compared to $75,000 for the same period in 2003. The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.38% of gross loans at March 31, 2004 and 1.43% at December 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and possible loss exposures on specific loans that we have identified for special scrutiny.

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

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $105,805, an increase of $14,542 from $91,263 during the comparable period in 2003. Gains on sales of securities available-for-sale decreased $22,576 from $23,650 in 2003 to $1,074 in 2004. We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations. However, the service charge income component of noninterest income increased $31,207 to $79,339 as compared to $48,132 for the same period in 2003. This increase was due to an increase in consumer deposit accounts over the two periods. Also, other operating income increased $10,589 to $30,070 for the three months ended March 31, 2004 as compared to $19,481 for the three month period in 2003. This amount is reflective of the additional ATM surcharge fees that are generated as we continue to expand our branch network.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $1,464,698, or 34.9% higher than the $1,085,644 for the three months ended March 31, 2003. The largest increase was in personnel costs, which increased from $594,927 at March 31, 2003 to $879,293, or an increase of 47.8%. The increase is attributable to the hiring of additional staff to support the growth in our branch network. Occupancy expense increased to $164,005 from $145,733. This increase is attributable to the opening of new locations in Kroger Towne Center and in Tyrone during the latter part of 2003. Data processing costs rose to $149,682 from $115,964, for an increase of $33,718, or 29.1%, over the comparable period from a year ago. Other operating expenses increased to $242,098 from $190,082, an increase of $52,016, or 27.4%, over the same period in 2003. Other operating expenses include office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums. This increase is attributable to our growth during the past 12 months. This growth is evidenced by the fact that total assets increased from $184,304,773 at March 31, 2003, to $205,091,630 at December 31, 2003, to $221,237,535 at March 31, 2004.

Income Taxes

The income tax provision for the three months ended March 31, 2004 was $210,000 as compared to $127,000 for the same period in 2003. These increases in provisions for income taxes resulted from increased income before taxes.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2003 of $386,859 as compared to $272,619 for the same period in 2003, an increase of $114,240, or 41.9%.

Assets and Liabilities

During the first three months of 2004, total assets increased $16,145,905, or 7.9%, to $221,237,535 as compared to $205,091,630 at December 31, 2003. The primary sources of growth in assets were net loans, which increased $10,283,952 from December 31, 2003 to March 31, 2004, and federal funds sold, which increased from $6,887,000 to $12,325,000 during the first three months of 2004. This increase in federal funds sold is a result of prepayments on our investments in mortgage-backed securities, the sale of securities, the proceeds of which were being held as overnight funds until they could be profitably redeployed into loans and other investments, and growth in deposits resulting from expansion of our retail branch network. Investment securities have decreased by $2,310,984 over the balances reflected in the December 31, 2003 financial statements. Total deposits increased $15,317,429, or 8.42%, to $197,285,205 from the December 31, 2003 amount of $181,967,776. At March 31, 2004, securities sold under agreements to repurchase had increased to $761,051 from $670,052; an increase of $90,999, or 13.6%. These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured. In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta. At December 31, 2003 and at March 31, 2004, we had $2,000,000 outstanding in FHLB advances.

Investment Securities

Investment securities available-for-sale decreased from $34,147,840 at December 31, 2003 to $31,836,856 at March 31, 2004. Although the overall value of investment securities available-for-sale changed very little since the beginning of 2004 ($2,310,984 or a 6.8% decrease), market conditions have required changes in the mix of securities within the portfolio. The recent refinancing boom among homeowners has caused high rates of repayments on our higher coupon mortgage backed securities. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly, resulting in small balances on many of our securities. We sold these securities and intend to reinvest the funds in higher yielding loans, or in lower coupon rate mortgage backed securities that will provide more stable cash flows. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates. While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax-free securities and we have increased our purchases of tax-free securities during the last 12 months. When we purchase tax-free securities we typically give priority to the purchase of tax-free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at March 31, 2004.

Other investments decreased by $50,200 from December 31, 2003 to March 31, 2004 as a result of the Federal Home Loan Bank redeeming a portion of the stock owned by the company.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans

Net loans increased $10,283,952, or 7.0%, from December 31, 2003 to March 31, 2004. As shown below, the main component of growth in the loan portfolio was real estate construction and land development loans, which increased 8.6%, or $6,938,886. In addition, non-residential mortgage loans increased $3,406,352, or 7.3%, over the balances outstanding on December 31, 2003. Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

COMPOSITION OF LOAN PORTFOLIO

	March 31, 2004		December 31, 2003
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate - construction
and land development	$88,071,462	55.00%	$81,132,576	54.17%
Real estate - residential	5,182,533	3.24%	5,883,066	3.93%
Real estate - non-farm
and non-residential	49,988,180	31.22%	46,581,828	31.10%
Commercial, financial
and agricultural	12,209,293	7.62%	11,705,627	7.82%
Consumer	2,711,049	1.69%	4,419,451	2.95%
All other loans	1,974,335	1.23%	38,076	0.03%

Loans, gross	$160,136,852	100.00%	$149,760,624	100.00%

Deferred loan fees	(184,786)		(165,571)
Allowance for possible losses	(2,204,813)		(2,131,752)

Loans, net	$157,747,253		$147,463,301

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,	December 31,
	2004	2003
Loans: Non-accrual loans	$50,920	$100,680

Accruing loans more than 90 days past due	$-	$-

Loans identified by the internal review mechanism:
Criticized	$251,437	$266,394
Classified	$2,092,941	$2,159,382

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2003 and the three months ended March 31, 2004.

ALLOWANCE FOR LOAN LOSSES

	December 31,	March 31,
	2003	2004
Average loans outstanding	$138,068,163	$155,622,548

Gross loans outstanding at period end	$149,595,053	$159,952,066

Total non-performing loans	$100,680	$50,920

Beginning balance of allowance	$1,889,306	$2,131,752

Loans charged off:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	(17,519)	(3,151)
Consumer	(9,509)	(5,801)

Total loans charged off	(27,028)	(8,952)

Recoveries:
Real estate - construction	1,655	482
Real estate - mortgage	0	0
Commercial, financial and agricultural	570	848
Consumer	1,249	683

Total recoveries	3,474	2,013

Net loans charged off	(23,554)	(6,939)

Provision for loan losses	266,000	80,000

Balance at period end	$2,131,752	$2,204,813

Allowance as a percent of total loans	1.43%	1.38%
Non-performing loans as a
percentage of total loans	0.07%	0.03%
Non-performing loans as a
percentage of allowance	4.72%	2.31%
Ratio of net charge-offs to average gross
loans outstanding during the period	0.02%	0.00%

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits

At March 31, 2004, total deposits were $197,285,205, an increase of $15,317,429, or 8.4%, from December 31, 2003. The largest increase was in interest bearing demand deposits which increased $10,541,354, or 167.1%, from December 31, 2003 to March 31, 2004. At March 31, 2004, certificates of deposit included brokered deposits totaling $25,554,000. We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits. For this reason, we anticipate continuing to utilize brokered deposits as a funding source. However, our business plan places a strong emphasis on local deposit growth. In order to build local core deposits, we believe that we need to provide convenience to both retail and consumer depositors in our market area. We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas. Toward this end, we opened the supermarket branch in the Kroger store in Towne Center south of Fayetteville in June 2003, we opened our new full-service branch in Tyrone in August 2003, and we opened our new full-service branch in Sharpsburg in April 2004. Construction has begun on the branch scheduled to open in Fairburn in July or August 2004.

Advances from the Federal Home Loan Bank

As of March 31, 2004 and December 31, 2003, we had $2,000,000 in advances from the Federal Home Loan Bank outstanding. We borrow from the Federal Home Loan Bank from time to time. We use these borrowings as a source of liquidity and to fund loans when appropriate. Borrowings are under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta. Under this agreement, we assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances. This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and federal funds sold are our primary sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 79.96% at March 31, 2004 and 81.02% at December 31, 2003.

Securities available-for-sale, which totaled $31,836,856 at March 31, 2004, serve as a secondary source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2004, unused fed funds lines of credit totaled $6,000,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from internet sources.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

Total shareholders’ equity increased from $19,262,815 at December 31, 2003 to $19,948,015 at March 31, 2004. The increase is due to net income for the three months ending March 31, 2004 of $386,859 and an after tax increase of $298,341 in the fair value of securities available-for-sale.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of March 31, 2004

The following table summarizes our risk-based capital at March 31, 2004:

Shareholders' equity	$19,948,015
Less: unrealized gain (loss) on available-for-sale securities	240,508

Tier 1 capital	19,707,507
Plus: allowance for loan losses (1)	2,204,813

Total capital	$21,912,320

Risk-weighted assets	$184,225,000

Total average assets for the quarter ended March 31, 2004	$206,796,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	10.70%
Total capital (to risk-weighted assets)	11.89%
Tier 1 capital (to total average assets)	9.53%

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

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. We actively monitor and manage our interest rate risk exposure. Although we manage certain other risks, such as credit quality and liquidity risk, in the normal course of business we consider interest rate risk to be our most significant market risk and the risk that could potentially have the largest material effect on our financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Our primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor we consider in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the first year. At March 31, 2004, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $12,993,751. This asset-sensitive position is primarily attributable to 76.67% of the loan portfolio is scheduled to mature or reprice during the next 12 months, whereas only 70.08% of rate-sensitive deposits are scheduled to mature or reprice during the same 12 month period.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings

        On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001. Upon consummation of the reorganization on May 18, 2001, 2,080,078 shares of common stock of the bank were exchanged for 2,080,078 shares of common stock of the company. Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange. Cede & Co., the record holder of the remaining originally issued 68,359 shares of the bank’s common stock, dissented from the bank’s reorganization into a holding company structure. To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001. Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account subsequently replaced Cede & Co. as the real shareholders in interest. The case was completed on March 30, 2004, with the court determining that the amount to be paid to the dissenting shareholder was $657,730.05. We have made this payment and this case is now concluded. The numbers of shares and prices per share have been adjusted to reflect 5-for4 stock splits declared by the board of directors on August 16, 2001, September 19, 2002 and June 19, 2003.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Report on Form 8-K

         (a) Exhibits:

Exhibit Number        Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K:

            The following reports were filed on Form 8-K during the quarter ended March 31, 2004:

            The Company filed a Form 8-K on March 23, 2004 to disclose the issuance of a press release announcing its financial results for the year ended December 31, 2003.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	GEORGIA BANCSHARES, INC. By: /s/ Ira P. Shepherd, III Ira P. Shepherd, III President & Chief Executive Officer

By: /s/ C. Lynn Gable C. Lynn Gable Principal Accounting Officer and Chief Financial Officer

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number            Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.