Form 10-Q
period 2004-06-30
GEORGIA BANCSHARES INC//
filed 2004-08-10
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File No. 333-74710

Georgia Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2646154
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Westpark Drive, Peachtree City, GA 30269
(Address of principal executive offices)

(770) 631-9488
(Issuer’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,940,261 shares of common stock were issued and outstanding as of August 10, 2004.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,573,235	$8,516,138
Interest-bearing deposits in other banks	5,064,937	29,860
Federal funds sold	24,664,000	6,887,000
Cash and cash equivalents	35,302,172	15,432,998
Investment securities:
Securities available-for-sale	32,836,368	34,147,840
Other investments	1,307,366	1,357,566
	34,143,734	35,505,406
Loans, net of allowance for loan losses of $2,222,233 and $2,131,752, respectively	161,313,540	147,463,301

Accrued interest receivable	1,559,993	1,340,445
Premises and equipment, net	5,294,049	4,772,339
Other assets	1,019,518	577,141
Total assets	$238,633,006	$205,091,630

Liabilities:
Deposits:
Noninterest-bearing	$32,935,521	$23,448,570
NOW	14,693,059	6,308,343
Savings	19,158,941	19,018,079
Time deposits $100,000 and over	86,982,707	62,745,922
Other time deposits	61,957,340	70,446,862
Total deposits	215,727,568	181,967,776

Securities sold under agreements to repurchase	614,016	670,052
Federal Home Loan Bank advances	2,000,000	2,000,000
Stock purchase obligation	0	369,250
Other liabilities	925,562	821,737
Total liabilities	219,267,146	185,828,815

Shareholders’ equity:
Common stock; no par value, 10,000,000 shares authorized; 2,936,119 shares issued and outstanding	15,034	15,034
Capital surplus	17,001,789	17,290,269
Retained earnings	2,895,578	2,015,345
Accumulated other comprehensive income (loss)	(546,541)	(57,833)
Total shareholders’ equity	19,365,860	19,262,815
Total liabilities and shareholders’ equity	$238,633,006	$205,091,630

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Interest income:
Interest and fees on loans	$2,811,235	$2,453,015
Interest and dividends on investments	295,355	282,130
Interest on federal funds sold and other interest income	20,872	11,797

Total interest income	3,127,462	2,746,942

Interest expense:
Interest on deposits	993,623	1,140,296
Interest on securities sold under agreements to repurchase	1,345	5,249
Interest on other borrowed funds	10,233	4,442

Total interest expense	1,005,201	1,149,987

Net interest income	2,122,261	1,596,955

Provision for loan losses	70,000	75,000

Net interest income after provision for loan losses	2,052,261	1,521,955

Other income:
Service charges on deposit accounts	78,644	50,715
Loss on sale of other assets	0	0
Gains on sales of securities available-for-sale	4,795	54,384
Other operating income	44,193	13,572

Total other income	127,632	118,671

Other expense:
Salaries and employee benefits	849,785	600,549
Occupancy and equipment expense	180,580	116,377
Data processing	140,909	110,153
Other operating expenses	302,245	259,681

Total other expense	1,473,519	1,086,760

Income before income taxes	706,374	553,866

Income tax expense	213,000	206,000

Net income	$493,374	$347,866

Basic earnings per share	$0.17	$0.15

Diluted earnings per share	$0.15	$0.12

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Interest income:
Interest and fees on loans	$5,546,345	$4,757,928
Interest and dividends on investments	607,267	621,284
Interest on federal funds sold and other interest income	37,957	26,319

Total interest income	6,191,569	5,405,531

Interest expense:
Interest on deposits	2,009,831	2,314,483
Interest on securities sold under agreements to repurchase	2,663	13,994
Interest on other borrowed funds	21,062	11,099

Total interest expense	2,033,556	2,339,576

Net interest income	4,158,013	3,065,955

Provision for loan losses	150,000	150,000

Net interest income after provision for loan losses	4,008,013	2,915,955

Other income:
Service charges on deposit accounts	157,983	98,847
Loss on sale of other assets	(4,678)	0
Gains on sales of securities available-for-sale	5,869	78,034
Other operating income	74,263	33,053

Total other income	233,437	209,934

Other expense:
Salaries and employee benefits	1,729,078	1,195,476
Occupancy and equipment expense	344,585	262,150
Data processing	290,591	226,117
Other operating expenses	573,963	488,661

Total other expense	2,938,217	2,172,404

Income before income taxes	1,303,233	953,485

Income tax expense	423,000	333,000

Net income	$880,233	$620,485

Basic earnings per share	$0.30	$0.27

Diluted earnings per share	$0.26	$0.22

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$880,233	$620,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	261,121	106,735
Provision for loan losses	150,000	150,000
Gains on sales of securities available-for-sale	(5,869)	(78,034)
Loss on sale of other assets	4,678	0
Deferred income taxes	(97,611)	(94,817)
Changes in operating assets and liabilities:
Accrued interest receivable	(219,548)	(222,018)
Other assets	(97,685)	(48,755)
Income taxes payable	(23,880)	(11,510)
Accrued interest payable	20,510	50,437
Other liabilities	107,195	(235,321)
Net cash provided by operating activities	979,144	237,202
Cash flows from investing activities:
Purchases of available-for-sale maturities	(8,449,634)	(13,471,171)
Proceeds from sales and pay downs of securities available-for-sale	7,015,427	17,181,762
Proceeds from maturities of securities available-for-sale	1,930,000	1,250,000
Purchase of other investments	0	(706,400)
Proceeds from sale of other investments	50,200	0
Net increase in loans	(14,000,239)	(5,208,846)
Purchases of premises and equipment	(701,750)	(748,460)
Net cash used in investing activities	(14,155,996)	(1,703,115)
Cash flows from financing activities:
Net increase in deposits	33,759,792	23,075,662
Payments on Federal Home Loan Bank advances	0	(2,000,000)
Net change in federal funds purchased	0	(4,200,000)
Net change in securities sold under agreements to repurchase	(56,036)	(2,031,573)
Settlement of stock purchase obligation	(657,730)	0
Net cash provided by financing activities	33,046,026	14,844,089

Net change in cash and cash equivalents	19,869,174	13,378,176

Cash and cash equivalents at beginning of period	15,432,998	5,329,014

Cash and cash equivalents at end of period	$35,302,172	$18,707,190

Supplemental disclosures:
Cash paid during the period for interest	$2,013,046	$2,289,139
Cash paid during the period for income taxes	$545,909	$321,940

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2003 Annual Report.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Accordingly, the Company has recorded no expense in the six months ended June 30, 2004 and June 30, 2003 related to its stock options.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosure of net income and basic and diluted earnings per common share.

		For the six months ended June 30,
		2004	2003
Net income	As reported	$880,233	$620,485
	Effect of stock option grants	(81,992)	(41,618)
	Pro forma	$798,241	578,867

Basic earnings per share	As reported	$0.30	$0.27
	Pro forma	$0.27	$0.25
Diluted earnings per share	As reported	$0.26	$0.22
	Pro forma	$0.23	$0.20

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month periods ended June 30, 2004 and 2003.

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Six Months Ended June 30, 2004:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(746,336)	$253,754	$(492,582)
Reclassification adjustment for gains included in net income	5,869	(1,995)	3,874
Other comprehensive income (loss)	$(740,467)	$251,759	$(488,708)

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Six Months Ended June 30, 2003:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(17,293)	$5,880	$(11,413)
Reclassification adjustment for gains included in net income	78,034	(26,532)	51,502
Other comprehensive income	$60,741	$(20,652)	$40,089

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

NOTE 3 - EARNINGS PER SHARE

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

	Three Months Ended June 30,
	2004	2003
Net income per share – basic computation:

Net income	$493,374	$347,866

Average common shares outstanding - basic	2,936,119	2,337,573

Net income per share - basic	$0.17	$0.15

Net income per share - diluted computation:

Net income	$493,374	$347,866

Average common shares outstanding - basic	2,936,119	2,337,573

Incremental shares from assumed conversions:
Stock options and warrants	442,867	489,002

Average common shares outstanding - diluted	3,378,986	2,826,575

Net income per share – diluted	$0.15	$0.12

	Six Months Ended June 30,
	2004	2003
Net income per share – basic computation:

Net income	$880,233	$620,485

Average common shares outstanding - basic	2,936,119	2,337,573

Net income per share - basic	$0.30	$0.27

Net income per share - diluted computation:

Net income	$880,233	$620,485

Average common shares outstanding - basic	2,936,119	2,337,573

Incremental shares from assumed conversions:
Stock options and warrants	467,899	487,239

Average common shares outstanding - diluted	3,404,018	2,824,812

Net income per share – diluted	$0.26	$0.22

All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

NOTE 4 – STOCK PURCHASE OBLIGATION

The condensed consolidated balance sheet as of December 31, 2003, reflects a liability of $369,250 described as “Stock purchase obligation”. This amount was recorded in 2001 following the dissention by a minority shareholder to the plan of share exchange to reorganize the bank into a holding company structure.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to:

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated or actual margins;

•                  changes in political conditions or the legislative or regulatory environment;

•                  the level of allowance for loan loss;

•                  the rate of delinquencies and amounts of charge-offs;

•                  the rates of loan growth;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended June 30, 2004, net interest income increased $525,306, or 32.89% to $2,122,261 as compared to $1,596,955 for the same period in 2003.  Interest income from loans, including fees, increased $358,220 or 14.60% to $2,811,235 at June 30, 2004, as compared to $2,453,015 at June 30, 2003.  This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $147,463,301 at December 31, 2003, to $161,313,540 at June 30, 2004, and a decrease in the average interest cost of deposits and other interest bearing liabilities.  Income on investment securities increased $13,225, or 4.69%, to $295,355 for the three months ended June 30, 2004 as compared to $282,130 at June 30, 2003.  This increase is primarily attributable to growth in the overall size of the investment securities portfolio during the period, as well as adjustments to the mix of the types of securities within the portfolio.  Interest expense for the three months ended June 30, 2004 was $1,005,201 as compared to $1,149,987 for the same period in 2003.

For the six months ended June 30, 2004, net interest income increased $1,092,058, or 35.62%, to $4,158,013 as compared to $3,065,955 for the same period in 2003.  Interest income from loans, including fees, increased $788,417, or 16.57%, to $5,546,345 at June 30, 2004, as compared to $4,757,928 at June 30, 2003.  Income on investment securities, however, declined $14,017 or 2.26% to $607,267 for the six months ended June 30, 2004 as compared to $621,284 at June 30, 2003.  This decrease was primarily attributable to heavy prepayments on higher yielding mortgage backed securities experienced during 2003.  Interest expense for the six months ended June 30, 2004 was $2,033,556 as compared to $2,339,576 for the same period in 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  For the three months ended June 30, 2004, the provision charged to expense was $70,000 as compared to $75,000 for the same period in 2003.  For the six months ended June 30, 2004, the provision charged to expense was $150,000, which was equal to the provision for the same period in 2003.  The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.36% of gross loans at June 30, 2004 and 1.43% at December 31, 2003.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and possible loss exposures on specific loans that we have identified for special scrutiny.

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

Noninterest Income

Non-interest income for the three months ended June 30, 2004 was $127,632, an increase of $8,961 from $118,671 during the comparable period in 2003.  Gains on sales of securities available-for-sale decreased $49,589 from $54,384 in 2003 to $4,795 in 2004.  We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations.  However, the service charge income component of non-interest income increased $27,929, or 55.07%, to $78,644 as compared to $50,715 for the same period in 2003.  This increase is reflective of the increase in consumer deposit accounts realized between the two periods.  Also, other operating income increased $30,621 to $44,193 for the three months ended June 30, 2004 as compared to $13,572 for the three month period in 2003.  This amount is reflective of the additional ATM surcharge fees that are generated as we continue to expand our branch network.

For the six months ended June 30, 2004, non-interest income was $233,437, an increase of $23,503, or 11.20%, over the $209,934 recognized for the same period in 2003.  This increase was realized in spite of a significant decrease in income from security transactions in 2004.  Gains on sales of securities available-for-sale decreased $72,165 from $78,034 in 2003 to $5,869 in 2004.  Service charge income increased $59,136, or 59.83%, when compared to 2003 figures and other operating income increased $41,210, or 124.68%, over the same period in 2003.  Again, both of these components of non-interest income are indicative of the successes realized from the continued expansion of our branch network.

Noninterest Expense

Total non-interest expense for the three months ended June 30, 2004 was $1,473,519 or 35.59% higher than the $1,086,760 for the three months ended June 30, 2003.  The largest increase was in personnel costs, which increased from $600,549 in the first quarter of 2003 to $849,785, or an increase of 41.50%.  The increase is attributable to the hiring of additional staff to support the growth in our branch network.  Occupancy expense increased to $180,580 from $116,377.  This increase is attributable to the opening of new locations in Kroger Towne Center and in Tyrone during the latter part of 2003 and the opening of the Sharpsburg location in early 2004.  Data processing costs rose to $140,909 from $110,153, for an increase of $30,756, or 27.92%, over the comparable period from a year ago.  Other operating expenses increased to $302,245 from $259,681, an increase of $42,564, or 16.39%, over the same period in 2003.  Other operating expenses include legal and accounting fees, office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums.  This increase is attributable to the growth we have experienced during the past twelve months.  This growth is evidenced by the fact that total assets have increased from $186,926,783 at June 30, 2003 to $205,091,630 at December 31, 2003, to $238,633,006

at June 30, 2004.

For the six months ended June 30, 2004, total non-interest expense was $2,938,217, or 35.25% higher than the $2,172,404 realized during the six months ended June 30, 2003.  The salaries and employee benefits component of non-interest expense realized the largest increase over the two periods, increasing from $1,195,476 at June 30, 2003 to $1,729,078, or an increase of 44.64%.  As mentioned in the previous paragraph, additional personnel have been hired to support the growth realized in the past twelve months.  These additional personnel include branch personnel and middle managers to support the expanding branch network.  Occupancy expense increased from $262,150 in 2003 to $344,585 in 2004.  Data processing costs rose to $290,591 from $226,117 for an increase of $64,474, or 28.51% over the comparable period from a year ago.  The increase in data processing costs is reflective in the increase in the number of transaction accounts realized over the past twelve months.  Other operating expenses increased to $573,963 from $488,661, an increase of $85,302, or 17.46%, over the same period in 2003.  The largest component of other operating expenses was legal and accounting expenses which increased 32.90% between the two periods.

Income Taxes

The income tax provision for the three months ended June 30, 2004 was $213,000 as compared to $206,000 for the same period in 2003, and $423,000 for the six months ended June 30, 2004, as compared to $333,000 for the same period in 2003.  These increases in provisions for income taxes resulted from increased income before taxes.

Net Income

The combination of the above factors resulted in net income for the three months ended June 30, 2004 of $493,374 as compared to $347,866 for the same period in 2003, an increase of $145,508, or 41.83%.  For the six months ended June 30, 2004, net income was $880,233 as compared to $620,485 for the same period in 2003, an increase of $259,748 or 41.86%.

Assets and Liabilities

During the first six months of 2004, total assets increased $33,541,376, or 16.35%, to $238,633,006 as compared to $205,091,630 at December 31, 2003.  The primary sources of growth in assets were net loans, which increased $13,850,239 from December 31, 2003 to June 30, 2004, and federal funds sold, which increased from $6,887,000 to $24,664,000 during the first six months of 2004.  This increase in federal funds sold is a result of prepayments on our investments in mortgage-backed securities, the sale of securities, the proceeds of which were being held as overnight funds until they could be profitably redeployed into loans and other investments, and growth in deposits resulting from expansion of our retail branch network. Investment securities have decreased by $1,361,672 over the balances reflected in the December 31, 2003 financial statements.  Total deposits increased $33,759,792, or 18.55%, to $215,727,568 from the December 31, 2003 amount of $181,967,776.  At June 30, 2004, securities sold under agreements to repurchase had decreased slightly to $614,016 from $670,052.  These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured.  In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta.  At December 31, 2003 and at June 30, 2004, we had $2,000,000 outstanding in FHLB advances.

Investment Securities

Investment securities available-for-sale decreased from $34,147,840 at December 31, 2003 to $32,836,368 at June 30, 2004.  Although the overall value of investment securities available-for-sale changed very little since the beginning of 2004 ($1,311,472 or a 3.84% decrease), market conditions have required changes in the mix of securities within the portfolio. The recent refinancing boom among homeowners has caused high rates of repayments on our higher coupon mortgage backed securities. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly, resulting in small balances on many of our securities. We sold these securities and intend to reinvest the funds in higher yielding loans, or in lower coupon rate mortgage backed securities that will provide more stable cash flows. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates.  While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax-free securities and we have increased our purchases of tax-free securities during the last 12 months. When we purchase tax-free securities we typically give priority to the purchase of tax-free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at June 30, 2004.

Other investments decreased by $50,200 from December 31, 2003 to June 30, 2004 as a result of the Federal Home Loan Bank redeeming a portion of the stock owned by the company.

Loans

Net loans increased $13,850,239, or 9.39%, from December 31, 2003 to June 30, 2004.  As shown below, the main component of growth in the loan portfolio was non residential mortgage loans, which increased 14.63%, or $6,816,729.  In addition, real estate construction and land development loans increased $6,227,666, or 7.68%, over the balances outstanding on December 31, 2003.  Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate.  Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

COMPOSITION OF LOAN PORTFOLIO

	June 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
Real estate - construction and land development	$87,360,242	53.36%	$81,132,576	54.17%
Real estate - residential	4,428,445	2.71%	5,883,066	3.93%
Real estate - non-farm and non-residential	53,398,557	32.62%	46,581,828	31.10%
Commercial, financial and agricultural	12,226,678	7.47%	11,705,627	7.82%
Consumer	5,133,347	3.14%	4,419,451	2.95%
All other loans	1,153,878	0.70%	38,076	0.03%
Loans, gross	$163,701,147	100.00%	$149,760,624	100.00%
Deferred loan fees	(165,374)		(165,571)
Allowance for possible losses	(2,222,233)		(2,131,752)
Loans, net	$161,313,540		$147,463,301

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2004	December 31, 2003
Loans: Non-accrual loans	$20,960	$100,680

Accruing loans more than 90 days past due	$—	$—

Loans identified by the internal review mechanism:
Criticized	$212,820	$266,394
Classified	$2,285,150	$2,159,382

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2003 and the six months ended June 30, 2004.

ALLOWANCE FOR LOAN LOSSES

	December 31, 2003	June 30, 2004
Average loans outstanding	$138,068,163	$158,864,356
Gross loans outstanding at period end	$149,595,053	$163,535,773
Total non-performing loans	$100,680	$20,960

Beginning balance of allowance	$1,889,306	$2,131,752

Loans charged off:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	(17,519)	(40,165)
Consumer	(9,509)	(24,744)
Total loans charged off	(27,028)	(64,909)

Recoveries:
Real estate - construction	1,655	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	570	4,115
Consumer	1,249	1,275
Total recoveries	3,474	5,390

Net loans charged off	(23,554)	(59,519)

Provision for loan losses	266,000	150,000

Balance at period end	$2,131,752	$2,222,233

Allowance as a percent of total loans	1.43%	1.36%
Non-performing loans as a percentage of total loans	0.07%	0.01%
Non-performing loans as a percentage of allowance	4.72%	0.94%
Ratio of net charge-offs to average gross loans outstanding during the period	0.02%	0.04%

Deposits

At June 30, 2004, total deposits were $215,727,568, an increase of $33,759,792, or 18.55%, from December 31, 2003.  All categories of deposits realized a gain over amounts recorded as of December 31, 2003.  Noninterest bearing demand deposits increased $9,486,951, or 40.46%, from December 31, 2003 to June 30, 2004.  During this same period, interest bearing demand deposits increased $8,384,716, or $132.91%.  Certificates of deposit increased $15,747,263, or 11.82%, from December 31, 2003 to June 30, 2004.  At June 30, 2004, certificates of deposit included brokered deposits totaling $21,723,000.  We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits.  For this reason, we anticipate continuing to utilize brokered deposits as a funding source.  However, our business plan places a strong emphasis on local deposit growth.  In order to build local core deposits, we believe that we need to provide convenience to both retail and consumer depositors in our market area.  We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas.  Toward this end, we opened the supermarket branch in the Kroger store in Towne Center south of Fayetteville in June 2003, we opened our new full-service branch in Tyrone in August 2003, and we opened our new full-service branch in Sharpsburg in April 2004.  Construction has begun on the branch scheduled to open in Fairburn in October or November 2004.

Advances from the Federal Home Loan Bank

As of June 30, 2004 and December 31, 2003, we had $2,000,000 in advances from the Federal Home Loan Bank outstanding.  We borrow from the Federal Home Loan Bank from time to time.  We use these borrowings as a source of liquidity and to fund loans when appropriate.  Borrowings are under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta.  Under this agreement, we assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances.  This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and federal funds sold are our primary sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loan-to-total funds ratio, which was at 74.90% at June 30, 2004 and 81.02% at December 31, 2003.

Securities available-for-sale, which totaled $32,836,368 at June 30, 2004, serve as a secondary source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2004, unused fed funds lines of credit totaled $6,000,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from internet sources.

Capital Resources

Total shareholders’ equity increased from $19,262,815 at December 31, 2003 to $19,365,860 at June 30, 2004.  The increase is due to net income for the six months ending June 30, 2004 of $880,233 and offsetting an after tax decrease of $488,708 in the fair value of securities available-for-sale and a $288,480 reduction in capital surplus related to the settlement with a minority shareholder in April, 2004.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum.  Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2004

The following table summarizes our risk-based capital at June 30, 2004:

Shareholders’ equity	$19,365,860
Less: unrealized gain (loss) on available-for-sale securities	(546,541)
Tier 1 capital	19,912,401
Plus: allowance for loan losses (1)	2,222,233
Total capital	$22,134,634
Risk-weighted assets	$190,740,000
Total average assets for the quarter ended June 30, 2004	$216,518,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	10.44%
Total capital (to risk-weighted assets)	11.60%
Tier 1 capital (to total average assets)	9.20%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities.  We actively monitor and manage our interest rate risk exposure.  Although we manage certain other risks, such as credit quality and liquidity risk, in the normal course of business we consider interest rate risk to be our most significant market risk and the risk that could potentially have the largest material effect on our financial condition and results of operations.  We do not maintain a trading portfolio or deal in international instruments, and, therefore, other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Our interest rate risk management is the responsibility of the Asset/Liability Committee (“ALCO”).  ALCO has established policies and limits to monitor, measure and coordinate the bank’s sources, uses, and pricing of funds.

Interest rate risk represents the sensitivity of earnings to changes in interest rates.  As interest rates change, the interest income and expense associated with the bank’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings.  ALCO utilizes the results of both a static and dynamic gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

The gap analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities.  The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

We measure this exposure based on an immediate change in interest rates of up or down 200 basis points.  Given this scenario, the bank had, at the end of the period, an exposure to falling rates and a benefit from rising rates.  More specifically, for the period ended June 30, 2004 the model forecasts a decline in net interest income of $225 thousand or -5.40%, as a result of a 200 basis point decline in rates.  The model also predicts a $146 thousand increase in net interest income, or +3.52% as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by ALCO.  The following chart reflects our sensitivity to changes in interest rates as of June 30, 2004.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

As of June 30, 2004

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$3,708,635	$4,158,013	$4,304,475
Dollar change net interest income	$(224,689)	—	$146,462
Percent change net interest income	(5.40)%	0.00%	3.52%

The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestment of paydowns and maturities of loans, investments and deposits, among others.  In addition, there are no assumptions for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ.  Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Our primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor we consider in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period.  We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the first year.  At June 30, 2004, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $12,734,987.  This asset-sensitive position is primarily attributable to the fact that 76.08% of the loan portfolio is scheduled to mature or reprice during the next 12 months, whereas only 75.08% of rate-sensitive deposits are scheduled to mature or reprice during the same 12 month period.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004 in timely alerting us to material information that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected or are reasonably likely to affect our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001.  Upon consummation of the reorganization on May 18, 2001, 2,080,078 shares of common stock of the bank were exchanged for 2,080,078 shares of common stock of the company.  Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange.  Cede & Co., the record holder of the remaining originally issued 68,359 shares of the bank’s common stock, dissented from the bank’s reorganization into a holding company structure.  To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001.  Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account subsequently replaced Cede & Co. as the real shareholders in interest.  The case was completed on March 30, 2004, with the court determining that the amount to be paid to the dissenting shareholder was $657,730.  We have made this payment and this case is now concluded.  The numbers of shares and prices per share have been adjusted to reflect 5-for4 stock splits declared by the board of directors on August 16, 2001, September 19, 2002 and June 19, 2003.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of Georgia Bancshares, Inc. was held on May 12, 2004. The only order of business was the election of Class I directors. A total of 2,103,944 shares of common stock voted in person or by proxy, representing 71.65% of the 2,936,119 shares of common stock eligible to vote at the meeting. Class I director, Arlie C. Auckerman received 2,016,996 votes for and 9,606 withheld authority. The remaining Class I directors, Joseph S. Black, Rick A. Duncan and Dale K. Geeslin each received 2,020,549 votes for and 6,053 withheld authority. These four Class I directors will serve a three year term until the 2007 annual meeting of the shareholders.

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

(b) Reports on Form 8-K:

The following reports were filed on Form 8-K during the quarter ended June 30, 2004:

The Company filed a Form 8-K on April 14, 2004 to disclose the engagement of Porter Keadle Moore, LLP as its independent auditor for the fiscal year ending December 31, 2004.

The Company filed a Form 8-K on May 14, 2004 to disclose the issuance of a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA BANCSHARES, INC.

Date: August 11, 2004	By:	/s/ Ira P. Shepherd, III
Ira P. Shepherd, III
President & Chief Executive Officer

	By:	/s/ C. Lynn Gable
C. Lynn Gable
Principal Accounting Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.