Form 10-Q
period 2004-09-30
GEORGIA BANCSHARES INC//
filed 2004-11-12
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,940,261 shares of common stock were issued and outstanding as of November 8, 2004.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,841,061	$8,516,138
Interest-bearing deposits in other banks	5,056,866	29,860
Federal funds sold	7,257,000	6,887,000
Cash and cash equivalents	18,154,927	15,432,998
Investment securities:
Securities available-for-sale	37,834,541	34,147,840
Other investments	1,307,366	1,357,566
	39,141,907	35,505,406
Loans, net of allowance for loan losses of $2,500,767 and $2,131,752, respectively	185,567,186	147,463,301

Accrued interest receivable	1,584,529	1,340,445
Premises and equipment, net	5,572,309	4,772,339
Other assets	1,084,239	577,141
Total assets	$251,105,097	$205,091,630

Liabilities:
Deposits:
Noninterest-bearing	$24,375,725	$23,448,570
NOW	32,906,533	6,308,343
Savings	22,201,726	19,018,079
Time deposits $100,000 and over	82,530,603	62,745,922
Other time deposits	58,049,552	70,446,862
Total deposits	220,064,139	181,967,776

Securities sold under agreements to repurchase	731,389	670,052
Federal Home Loan Bank advances	2,000,000	2,000,000
Junior subordinated debentures	6,702,000	0
Stock purchase obligation	0	369,250
Other liabilities	1,185,912	821,737
Total liabilities	230,683,440	185,828,815

Shareholders’ equity:
Common stock; no par value, 10,000,000 shares authorized; 2,940,261shares issued and outstanding	15,034	15,034
Capital surplus	17,035,772	17,290,269
Retained earnings	3,381,088	2,015,345
Accumulated other comprehensive income (loss)	(10,237)	(57,833)
Total shareholders’ equity	20,421,657	19,262,815
Total liabilities and shareholders’ equity	$251,105,097	$205,091,630

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30
	2004	2003
Interest income:
Interest and fees on loans	$3,131,931	$2,531,831
Interest and dividends on investments	390,252	254,230
Interest on federal funds sold and other interest income	12,997	15,864

Total interest income	3,535,180	2,801,925

Interest expense:
Interest on deposits	1,036,877	1,114,263
Interest on securities sold under agreements to repurchase	2,001	2,072
Interest on other borrowed funds	20,958	5,230

Total interest expense	1,059,836	1,121,565

Net interest income	2,475,344	1,680,360

Provision for loan losses	280,000	18,000

Net interest income after provision for loan losses	2,195,344	1,662,360

Other income:
Service charges on deposit accounts	73,372	61,162
Loss on sale of other assets	(5,000)	0
Gains on sales of securities available-for-sale	11,146	7,663
Other operating income	134,647	21,275

Total other income	214,165	90,100

Other expense:
Salaries and employee benefits	976,884	664,444
Occupancy and equipment expense	197,554	139,114
Data processing	151,420	107,232
Other operating expenses	360,141	288,112

Total other expense	1,685,999	1,198,902

Income before income taxes	723,510	553,558

Income tax expense	238,000	187,000

Net income	$485,510	$366,558

Basic earnings per share	$0.17	$0.13

Diluted earnings per share	$0.14	$0.11

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Interest income:
Interest and fees on loans	$8,678,276	$7,289,759
Interest and dividends on investments	997,519	875,514
Interest on federal funds sold and other interest income	50,954	42,183

Total interest income	9,726,749	8,207,456

Interest expense:
Interest on deposits	3,046,708	3,428,746
Interest on securities sold under agreements to repurchase	4,664	16,066
Interest on other borrowed funds	42,020	16,329

Total interest expense	3,093,392	3,461,141

Net interest income	6,633,357	4,746,315

Provision for loan losses	430,000	168,000

Net interest income after provision for loan losses	6,203,357	4,578,315

Other income:
Service charges on deposit accounts	231,355	160,009
Loss on sale of other assets	(9,678)	0
Gains on sales of securities available-for-sale	17,015	85,697
Other operating income	208,910	54,328

Total other income	447,602	300,034

Other expense:
Salaries and employee benefits	2,705,962	1,859,920
Occupancy and equipment expense	542,139	401,264
Data processing	442,011	333,349
Other operating expenses	934,104	776,773

Total other expense	4,624,216	3,371,306

Income before income taxes	2,026,743	1,507,043

Income tax expense	661,000	520,000

Net income	$1,365,743	$987,043

Basic earnings per share	$0.46	$0.34

Diluted earnings per share	$0.40	$0.29

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,365,743	$987,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	441,477	(6,183)
Provision for loan losses	430,000	168,000
Gains on sales of securities available-for-sale	(17,015)	(85,697)
Loss on sale of other assets	9,678	0
Deferred income taxes	(209,612)	(104,966)
Changes in operating assets and liabilities:
Accrued interest receivable	(244,085)	(312,758)
Other assets	(128,682)	(37,687)
Income taxes payable	76,229	19,690
Accrued interest payable	86,245	9,756
Other liabilities	201,701	(191,498)
Net cash provided by operating activities	2,011,679	445,700
Cash flows from investing activities:
Purchases of available-for-sale maturities	(15,395,412)	(28,578,174)
Proceeds from sales and pay downs of securities available-for-sale	7,361,469	26,504,530
Proceeds from maturities of securities available-for-sale	4,270,853	1,350,000
Purchase of other investments	(202,000)	(706,400)
Proceeds from sale of other investments	50,200	0
Net increase in loans	(38,533,885)	(12,178,220)
Purchases of premises and equipment	(1,076,928)	(1,119,552)
Net cash used in investing activities	(43,525,703)	(14,727,816)
Cash flows from financing activities:
Net increase in deposits	38,096,363	26,286,862
Net change in federal funds purchased	0	(4,200,000)
Net change in securities sold under agreements to repurchase	61,337	(2,785,542)
Proceeds from junior subordinated debentures	6,702,000	0
Proceeds from Federal Home Loan Bank advances	0	8,500,000
Payments on Federal Home Loan Bank advances	0	(8,500,000)
Proceeds from exercise of stock options	33,983	6,914
Settlement of stock purchase obligation	(657,730)	0
Net cash provided by financing activities	44,235,953	19,308,234

Net change in cash and cash equivalents	2,721,929	5,026,118

Cash and cash equivalents at beginning of period	15,432,998	5,329,014

Cash and cash equivalents at end of period	$18,154,927	$10,355,132

Supplemental disclosures:
Cash paid during the period for interest	$3,007,147	$3,451,385
Cash paid during the period for income taxes	$795,909	$439,776

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2003 Annual Report.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Accordingly, the Company has recorded no expense in the nine months ended September 30, 2004 and September 30, 2003 related to its stock options.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosure of net income and basic and diluted earnings per common share.

		For the nine months ended September 30,
		2004	2003
Net income	As reported	$1,365,743	$987,043
	Effect of stock option grants	(132,116)	(53,971)
	Pro forma	$1,233,627	933,072

Basic earnings per share	As reported	$0.46	$0.34
	Pro forma	$0.42	$0.32
Diluted earnings per share	As reported	$0.40	$0.29
	Pro forma	$0.36	$0.27

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine month periods ended September 30, 2004 and 2003.

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Nine Months Ended September 30, 2004:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$54,100	$(17,892)	$36,208
Reclassification adjustment for gains included in net income	17,015	(5,627)	11,388

Other comprehensive income (loss)	$71,115	$(23,519)	$47,596

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Nine Months Ended September 30, 2003:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(824,925)	$280,475	$(544,450)
Reclassification adjustment for gains included in net income	85,697	(29,137)	56,560

Other comprehensive income	$(739,228)	$251,338	$(487,890)

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

	Three Months Ended September 30,
	2004	2003
Net income per share – basic computation:

Net income	$485,510	$366,558

Average common shares outstanding - basic	2,939,406	2,926,044

Net income per share - basic	$0.17	$0.13

Net income per share - diluted computation:

Net income	$485,510	$366,558

Average common shares outstanding - basic	2,939,406	2,926,044

Incremental shares from assumed conversions:
Stock options and warrants	411,690	521,525

Average common shares outstanding - diluted	3,351,096	3,447,569

Net income per share – diluted	$0.14	$0.11

	Nine Months Ended September 30,
	2004	2003
Net income per share – basic computation:

Net income	$1,365,743	$987,043

Average common shares outstanding - basic	2,937,223	2,923,230

Net income per share - basic	$0.46	$0.34

Net income per share - diluted computation:

Net income	$1,365,743	$987,043

Average common shares outstanding - basic	2,937,223	2,923,230

Incremental shares from assumed conversions:
Stock options and warrants	448,441	471,561

Average common shares outstanding - diluted	3,385,664	3,394,791

Net income per share – diluted	$0.40	$0.29

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

NOTE 5 – JUNIOR SUBORDINATED DEBENTURES

On September 29, 2004, the Company issued through a wholly owned Delaware statutory trust, Georgia Bancshares Capital Trust I (the “Trust”), $6,500,000 of preferred beneficial interest in the Company’s unsecured junior subordinated debentures (trust preferred securities) that qualify as Tier 1 capital under Federal Reserve Board guidelines within certain limitations.  The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $6,702,000 of junior subordinated debentures of the Company, which carry a floating rate of interest adjusted every three months to the 3 month London Interbank Offered Rate (LIBOR) plus 2.60%.  At September 30, 2004, this rate was 4.57%. Of the proceeds received by the Company from the sale of the junior subordinated debentures, $202,000 was used for the common securities of the Trust and $6,500,000 was used to strengthen the capital position of the Bank to accommodate current and future growth.  The debentures and related accrued interest represent the sole assets of the Trust.

The trust preferred securities accrue and pay distributions quarterly, at an interest rate equal to the 3 month LIBOR rate plus 2.60%.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price with respect to any trust preferred securities called for redemption by the Trust, and payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.

The trust preferred securities are mandatorily redeemable upon maturity of the debentures on October 18, 2034, or upon earlier redemption as proved in the indenture.  The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after October 18, 2009.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

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

Results of Operations

Net Interest Income

For the three months ended September 30, 2004, net interest income increased $794,984, or 47.31% to $2,475,344 as compared to $1,680,360 for the same period in 2003.  Interest income from loans, including fees, increased $600,100 or 23.70% to $3,131,931 at September 30, 2004, as compared to $2,531,831 at September 30, 2003.  This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $147,463,301 at December 31, 2003, to $185,567,186 at September 30, 2004, and a decrease in the average interest cost of deposits and other interest bearing liabilities.  Income on investment securities increased $136,022, or 53.50%, to $390,252 for the three months ended September 30, 2004 as compared to $254,230 at September 30, 2003.  This increase is primarily attributable to growth in the overall size of the investment securities portfolio during the period, as well as adjustments to the mix of the types of securities within the portfolio.  Interest expense for the three months ended September 30, 2004 was $1,059,836 as compared to $1,121,565 for the same period in 2003.

For the nine months ended September 30, 2004, net interest income increased $1,887,042, or 39.76%, to $6,633,357 as compared to $4,746,315 for the same period in 2003.  Interest income from loans, including fees, increased $1.388,517, or 19.05%, to $8,678,276 at September 30, 2004, as compared to $7,289,759 at September 30, 2003.  Income on investment securities increased $122,005 or 13.94% to $997,519 for the nine months ended September 30, 2004 as compared to $875,514 at September 30, 2003.  This increase is the result of changes to the mix of the types of securities within the portfolio, as well as a slight increase in the size of the investment securities portfolio.  Interest expense for the nine months ended September 30, 2004 was $3,093,392 as compared to $3,461,141 for the same period in 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended September 30, 2004, the provision charged to expense was $280,000 as compared to $18,000 for the same period in 2003.  For the nine months ended September 30, 2004, the provision charged to expense was $430,000, as compared to $168,000 for the same period in 2003.   The increase in the provisions for loan losses during 2004 is the direct result of the growth in the loan portfolio.  The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.33% of gross loans at September 30, 2004 and 1.43% at December 31, 2003.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and possible loss exposures on specific loans that we have identified for special scrutiny.

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

Noninterest Income

Non-interest income for the three months ended September 30, 2004 was $214,165, an increase of $124,065 from $90,100 during the comparable period in 2003.  Gains on sales of securities available-for-sale increased $3,483 from $7,663 in 2003 to $11,146 in 2004.  We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations.  However, the service charge income component of non-interest income increased $12,210, or 19.96%, to $73,372 as compared to $61,162 for the same period in 2003.  This increase is reflective of the increase in consumer deposit accounts realized between the two periods.  Also, other operating income increased $113,372 to $134,647 for the three months ended September 30, 2004 as compared to $21,275 for the three month period in 2003.  This amount is reflective of the start-up of a mortgage origination department within the bank on July 1, 2004 to generate additional fee income as well as additional ATM surcharge fees that are generated as we continue to expand our branch network.

For the nine months ended September 30, 2004, non-interest income was $447,602, an increase of $147,568, or 49.18%, over the $300,034 recognized for the same period in 2003.  This increase was realized in spite of a significant decrease in income from security transactions in 2004.  Gains on sales of securities available-for-sale decreased $68,682 from $85,697 in 2003 to $17,015 in 2004.  Service charge income increased $71,346, or 44.59%, when compared to 2003 figures and other operating income increased $154,582, or 284.53%, over the same period in 2003.  Again, both of these components of non-interest income are indicative of the successes realized from the continued expansion of our branch network and the development of the mortgage origination department to increase fee income.

Noninterest Expense

Total non-interest expense for the three months ended September 30, 2004 was $1,685,999 or 40.63% higher than the $1,198,902 for the three months ended September 30, 2003.  The largest increase was in personnel costs, which increased from $664,444 in the third quarter of 2003 to $976,884, or an increase of 47.02%.  The increase is attributable to the hiring of additional staff to support the growth in our branch network.  Occupancy expense increased to $197,554 from $139,114.  This increase is attributable to the opening of new locations in Kroger Towne Center and in Tyrone during the latter part of 2003 and the opening of the Sharpsburg location in early 2004.  Data processing costs rose to $151,420 from $107,232, for an increase of $44,188, or 41.21%, over the comparable period from a year ago.  Other operating expenses increased to $360,141 from $288,112, an increase of $72,029, or 25.00%, over the same period in 2003.  Other operating expenses include legal and accounting fees, office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums.  This increase is attributable to the growth we have experienced during the past twelve months.  This growth is evidenced by the fact that total assets have increased from $191,263,849 at September 30, 2003 to $205,091,630 at December 31, 2003, to $250,903,097 at September 30, 2004.

For the nine months ended September 30, 2004, total non-interest expense was $4,624,216, or 37.16% higher than the $3,371,306 realized during the nine months ended September 30, 2003.  The salaries and employee benefits component of non-interest expense realized the largest increase over the two periods, increasing from $1,859,920 at September 30, 2003 to $2,705,962, or an increase of 45.49%.  As mentioned in the previous paragraph, additional personnel have been hired to support the growth realized in the past twelve months.  These additional personnel include branch personnel and middle managers to support the expanding branch network.  Occupancy expense increased from $401,264 in 2003 to $542,139 in 2004.  Data processing costs rose to $442,011 from $333,349 for an increase of $108,662, or 32.60% over the comparable period from a year ago.  The increase in data processing costs is reflective of the increase in the number of transaction accounts realized over the past twelve months.  Other operating expenses increased to $934,104 from $766,773, an increase of $157,331, or 20.25%, over the same period in 2003.  The largest component of other operating expenses was legal and accounting expenses which increased 53.47% between the two periods.

Income Taxes

The income tax provision for the three months ended September 30, 2004 was $238,000 as compared to $187,000 for the same period in 2003, and $661,000 for the nine months ended September 30, 2004, as compared to $520,000 for the same period in 2003.  These increases in provisions for income taxes resulted from increased income before taxes.

Net Income

The combination of the above factors resulted in net income for the three months ended September 30, 2004 of $485,510 as compared to $366,558 for the same period in 2003, an increase of $118,952, or 32.45%.  For the nine months ended September 30, 2004, net income was $1,365,743 as compared to $987,043 for the same period in 2003, an increase of $378,700 or 38.37%.

Assets and Liabilities

During the first nine months of 2004, total assets increased $46,013,467, or 22.44%, to $251,105,097 as compared to $205,091,630 at December 31, 2003.  The primary sources of growth in assets were net loans, which increased $38,103,885 from December 31, 2003 to September 30, 2004, and interest-bearing deposits in other banks, which increased from $29,860 to $5,056,866 during the first nine months of 2004.  Investment securities increased by $3,636,501 over the balances reflected in the December 31, 2003 financial statements.  Total deposits increased $38,096,363, or 20.94%, to $220,064,139 from the December 31, 2003 amount of $181,967,776.  At September 30, 2004, securities sold under agreements to repurchase had increased slightly to $731,389 from $670,052.  These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured.   In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta.  At December 31, 2003 and at September 30, 2004, we had $2,000,000 outstanding in FHLB advances.

On September 29, 2004 the Company, through its subsidiary, Georgia Bancshares Capital Trust I, issued floating rate trust preferred securities.  The Company raised $6,702,000 from the sale of the capital securities.  $202,000 was used to capitalize the Trust and $6,500,000 was contributed as additional capital for the Bank to support current and future growth of the Company.  Subject to the restrictions set forth in the proposed rule recently released by the Federal Reserve Bank with respect to the capital treatment of trust preferred securities, the capital infusion will continue to be considered Tier 1 capital for regulatory capital purposes and is reported as a long-term debt obligation of the Company.   The Federal Reserve Bank’s proposed rule provides for, among other things, the continued treatment of trust preferred securities meeting certain guidelines as Tier 1 capital subject to a reduction in the amount of trust preferred securities eligible for such treatment and changes the way the trust preferred securities will be accounted for in the five years before they mature, effectively amortizing the amount that is treated as Tier 1 capital.  The Federal Reserve Bank expects that this rule will become effective March 31, 2007.

Investment Securities

Investment securities available-for-sale increased from $34,147,840 at December 31, 2003 to $37,834,541 at September 30, 2004.  Although the overall value of investment securities available-for-sale changed very little since the beginning of 2004 ($3,686,701 or a 10.80% increase), market conditions have required changes in the mix of securities within the portfolio. The recent refinancing boom among homeowners has caused high rates of repayments on our higher coupon mortgage backed securities. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly, resulting in small balances on many of our securities. We sold these securities and intend to reinvest the funds in higher yielding loans, or in lower coupon rate mortgage backed securities that will provide more stable cash flows. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates.  While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax-free securities and we have increased our purchases of tax-free securities during the last 12 months. When we purchase tax-free securities we typically give priority to the purchase of tax-free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at September 30, 2004.

Other investments decreased by $50,200 from December 31, 2003 to September 30, 2004 as a result of the Federal Home Loan Bank redeeming a portion of the stock owned by the company.

Loans

Net loans increased $38,103,885, or 25.84%, from December 31, 2003 to September 30, 2004.  As shown below, the main component of growth in the loan portfolio was real estate construction and land development loans, which increased 35.44%, or $28,750,989.  In addition, non residential mortgage loans increased $7,005,808, or 15.04%, over the balances outstanding on December 31, 2003.  Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate.  Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

COMPOSITION OF LOAN PORTFOLIO

	September 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total

Real estate - construction and land development	$109,883,565	58.38%	$81,132,576	54.17%
Real estate - residential	6,075,455	3.23%	5,883,066	3.93%
Real estate - non-farm and non-residential	53,587,636	28.47%	46,581,828	31.10%
Commercial, financial and agricultural	13,356,644	7.10%	11,705,627	7.82%
Consumer	4,559,419	2.42%	4,419,451	2.95%
All other loans	773,284	0.40%	38,076	0.03%
Loans, gross	$188,236,003	100.00%	$149,760,624	100.00%
Deferred loan fees	(168,050)		(165,571)
Allowance for possible losses	(2,500,767)		(2,131,752)
Loans, net	$185,567,186		$147,463,301

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2004	December 31, 2003
Loans: Non-accrual loans	$128,951	$100,680

Accruing loans more than 90 days past due	$—	$—

Loans identified by the internal review mechanism:
Criticized	$247,250	$266,394
Classified	$2,787,322	$2,159,382

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2003 and the nine months ended September 30, 2004.

ALLOWANCE FOR LOAN LOSSES

	December 31, 2003	September 30, 2004
Average loans outstanding	$138,068,163	$165,743,584
Gross loans outstanding at period end	$149,595,053	$188,067,953
Total non-performing loans	$100,680	$128,951

Beginning balance of allowance	$1,889,306	$2,131,752

Loans charged off:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	(17,519)	(40,165)
Consumer	(9,509)	(26,278)
Total loans charged off	(27,028)	(66,443)

Recoveries:
Real estate - construction	1,655	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	570	4,115
Consumer	1,249	1,343
Total recoveries	3,474	5,458

Net loans charged off	(23,554)	(60,985)

Provision for loan losses	266,000	430,000

Balance at period end	$2,131,752	$2,500,767

Allowance as a percent of total loans	1.43%	1.33%
Non-performing loans as a percentage of total loans	0.07%	0.07%
Non-performing loans as a percentage of allowance	4.72%	5.16%
Ratio of net charge-offs to average gross loans outstanding during the period	0.02%	0.04%

Deposits

At September 30, 2004, total deposits were $220,064,139, an increase of $38,096,363, or 20.94%, from December 31, 2003.    All categories of deposits realized a gain over amounts recorded as of December 31, 2003.  Noninterest bearing demand deposits increased $927,155, or 3.95%, from December 31, 2003 to September 30, 2004.  During this same period, interest bearing demand deposits increased $26,598,190, or 421.64%.  Certificates of deposit increased $7,387,371, or 5.55%, from December 31, 2003 to September 30, 2004.  At September 30, 2004, certificates of deposit included brokered deposits totaling $26,850,000.  We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits.  For this reason, we anticipate continuing to utilize brokered deposits as a funding source.  However, our business plan places a strong emphasis on local deposit growth.  In order to build local core deposits, we believe that we need to provide convenience to both retail and consumer depositors in our market area.  We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas.  Toward this end, we opened the supermarket branch in the Kroger store in Towne Center south of Fayetteville in June 2003, we opened our new full-service branch in Tyrone in August 2003, and we opened our new full-service branch in Sharpsburg in April 2004.  Construction is complete on the branch scheduled to open in Fairburn in November 2004.

Advances from the Federal Home Loan Bank

As of September 30, 2004 and December 31, 2003, we had $2,000,000 in advances from the Federal Home Loan Bank outstanding.  We borrow from the Federal Home Loan Bank from time to time.  We use these borrowings as a source of liquidity and to fund loans when appropriate.  Borrowings are under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta.  Under this agreement, we assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances.  This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and federal funds sold are our primary sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loan-to-total funds ratio, which was at 82.02% at September 30, 2004 and 81.02% at December 31, 2003.

Securities available-for-sale, which totaled $37,834,541 at September 30, 2004, serve as a secondary source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At September 30, 2004, unused fed funds lines of credit totaled $13,200,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from internet sources.

Capital Resources

Total shareholders’ equity increased from $19,262,815 at December 31, 2003 to $20,421,657 at September 30, 2004.  The increase is due to net income for the nine months ending September 30, 2004 of $1,365,743, an after tax increase of $47,596 in the fair value of securities available-for-sale, a $288,480 reduction in capital surplus related to the settlement with a minority shareholder in April, 2004, and proceeds from the exercise of stock options of $33,983.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum.  Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2004

The following table summarizes our risk-based capital at September 30, 2004:

Shareholders’ equity	$20,421,657
Plus: unrealized loss on available-for-sale securities	10,237
Plus: qualifying trust preferred securities	6,500,000
Tier 1 capital	26,931,894
Plus: allowance for loan losses (1)	2,500,767
Total capital	$29,432,661
Risk-weighted assets	$205,819,000
Total average assets for the quarter ended September 30, 2004	$246,078,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	10.94%
Total capital (to risk-weighted assets)	14.30%
Tier 1 capital (to total average assets)	13.09%

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

We measure this exposure based on an immediate change in interest rates of up or down 200 basis points.  Given this scenario, the bank had, at the end of the period, an exposure to falling rates and a benefit from rising rates.  More specifically, for the period ended September 30, 2004 the model forecasts a decline in net interest income of $1 million or -15.08%, as a result of a 200 basis point decline in rates.  The model also predicts a $301 thousand increase in net interest income, or +4.54% as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by ALCO.  The following chart reflects our sensitivity to changes in interest rates as of September 30, 2004.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of September 30, 2004

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$5,632,943	$6,633,357	$6,934,572
Dollar change net interest income	$(1,000,414)	—	$301,215
Percent change net interest income	(15.08)%	0.00%	4.54%

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

Our primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor we consider in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period.  We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the first year.  At September 30, 2004, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $18,196,015.  This asset-sensitive position is primarily attributable to the fact that 77.33% of the loan portfolio is scheduled to mature or reprice during the next 12 months, whereas only 72.59% of rate-sensitive deposits are scheduled to mature or reprice during the same 12 month period.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004 in timely alerting us to material information that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 19, 2001, shareholders of the bank approved the reorganization of the bank into a holding company structure pursuant to that certain Reorganization Agreement and Plan of Share Exchange dated March 10, 2001.  Upon consummation of the reorganization on May 18, 2001, 2,080,078 shares of common stock of the bank were exchanged for 2,080,078 shares of common stock of the company.  Pursuant to Section 14-2-1302 of the Georgia Business Corporation Code, a record shareholder of a corporation is entitled to dissent from, and obtain payment of the fair value of his shares in the event of certain corporate actions, including the consummation of a plan of share exchange.  Cede & Co., the record holder of the remaining originally issued 68,359 shares of the bank’s common stock, dissented from the bank’s reorganization into a holding company structure.  To resolve this matter in accordance with Section 14-2-1330 of the Georgia Business Corporation Code, the bank filed a Petition for Determination of Fair Value of Shares against Cede & Co. in the Superior Court of Fayette County, State of Georgia on September 14, 2001.  Fayette Mortgage Company and Edgar E. Chapman, Jr. Individual Retirement Account subsequently replaced Cede & Co. as the real shareholders in interest.  The case was completed on March 30, 2004, with the court determining that the amount to be paid to the dissenting shareholder was $657,730.  We have made this payment and this case is now concluded.  The numbers of shares and prices per share have been adjusted to reflect 5-for-4 stock splits declared by the board of directors on August 16, 2001, September 19, 2002 and June 19, 2003.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

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

GEORGIA BANCSHARES, INC.

Date: November 12, 2004	By:	/s/ Ira P. Shepherd, III
Ira P. Shepherd, III
President & Chief Executive Officer

	By:	/s/ C. Lynn Gable
C. Lynn Gable
Principal Accounting Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.