Form 10-K
period 2004-12-31
GEORGIA BANCSHARES INC//
filed 2005-03-31
CIK 1163308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 333-74710

Georgia Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2646154
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Westpark Drive Peachtree, City, Georgia	30269
(Address of principal executive offices)	(Zip Code)

770-631-9488

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) as of March 9, 2005 was $33,378,266.  This calculation was based on the average bid and asked price of such common equity on March 9, 2005.

There were 2,972,813 shares of the issuer’s common stock issued and outstanding, as of March 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for the 2005 annual meeting of shareholders to be held on May 11, 2005 are incorporated by reference in Part III of this Form 10-K.

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

•                  general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

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

Lending Activities

General.  We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small businesses that are located, or conduct a substantial portion of their business, in the Fayette and Coweta County areas.  The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses” on page 26 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition — Loans” on page 23.

Real Estate Construction and Development Loans.  At December 31, 2004, 55.34% of our loan portfolio was composed of personal and commercial real estate construction and land development loans.  These loans are secured by the real estate for which construction is planned.

Real Estate Mortgage Loans.   Real estate mortgage loans include residential real estate loans and non-farm and non-residential real estate loans.  Real estate mortgage loans are defined as any loan secured by real estate, other than for construction purposes, regardless of the purposes of the loan.  These loans are secured generally by first or second mortgages on residential or commercial property.  At December 31, 2004, real estate mortgage loans comprised 33.02% of our loan portfolio.

Commercial, Financial and Agricultural Loans.  At December 31, 2004, approximately 7.97% of our loan portfolio consisted of commercial, financial, and agricultural loans.  These loans consist of secured and unsecured loans, lines of credit, and working capital loans.  We make these loans to various types of businesses.  Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.  Generally, we secure our commercial loans with real estate instead of other business assets to provide greater security.

Consumer Loans.  At December 31, 2004, consumer loans made up approximately 3.67% of our loan portfolio.  These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans.  Automobiles and small recreational vehicles are pledged as security for loans associated with their purchase.

Underwriting Procedures, Collateral, and Risk.  We use our established credit policies and procedures when underwriting each type of loan.  Although there are minor variances in the characteristics and criteria for each loan type, which variances may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

•                  Character – We evaluate whether the borrower has sound character and integrity by examining the borrower’s history.

•                  Capital – We evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.

•                  Collateral – We evaluate whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.

•                  Capacity – We evaluate the borrower’s ability to service the debt.

•                  Conditions – We underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply to certain loan types or borrowers, in general we are subject to a loan-to-one-borrower limit.  These limits increase or decrease as our capital increases or decreases.  Unless we sell participations in loans to other financial institutions, we are not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these lending limits.  Loans above our internal limit of $2 million but under our legal lending limit, which is approximately $5.8 million, are presented to our board of directors for board approval.

Competition

We engage in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals.  Our primary service area presently encompasses Peachtree City, as well as the rest of Fayette County, portions of Coweta County and Fulton County.  Based on relationships with our lending officers, we have a secondary lending area in neighboring Henry and Clayton Counties.

The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Fayette and Coweta County area and elsewhere.  As of June 30, 2004 (the most recent date for deposit data compiled by the Federal Deposit Insurance Corporation), there were 40 banking offices representing 15 financial institutions operating in Fayette County holding over $1.49 billion in deposits.  In Coweta County, there were 30 offices representing 10 financial institutions holding over $969 million in deposits.  We believe that our community bank focus, with our emphasis on service to small- to medium-sized businesses, individuals, and professional concerns, gives us an advantage in these markets.  Nevertheless, a number of these competitors are well established in the Fayette and Coweta County area.  Most of them have substantially greater resources and lending limits than we have and offer services, such as extensive and established branch networks and trust services that we do not currently provide.  As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

At June 30, 2004, our market share of deposits in Fayette County was 12.32%.  Our branch offices in Newnan and Sharpsburg have attained a 3.33% market share for Coweta County since opening in July 2001 and April 2004, respectively.

Employees

As of December 31, 2004, we had 64 full-time employees and 6 part-time employees.  None of our employees is covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

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

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which was not effective until October 28, 2004, gave “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•                  Allows check truncation without making it mandatory;

•                  Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•                  Legalizes substitutions for and replacements of paper checks without agreement from consumers;

•                  Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•                  Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                  Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

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

The Bank Holding Company Act.  Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.  Our activities at the holding company level are limited to:

•                  banking and managing or controlling banks;

•                  furnishing services to or performing services for its subsidiaries; and

•                  engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities.  With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•                  acquiring substantially all the assets of any bank;

•                  acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•                  merging or consolidating with another bank holding company.

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

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•                  making or servicing loans and certain types of leases;

•                  engaging in certain insurance and discount brokerage activities;

•                  performing certain data processing services;

•                  acting in certain circumstances as a fiduciary or investment or financial adviser;

•                  owning savings associations; and

•                  making investments in certain corporations or projects designed primarily to promote community welfare.

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

The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of our bank’s operations, including:

•                  security devices and procedures;

•                  adequacy of capitalization and loss reserves;

•                  loans;

•                  investments;

•                  borrowings;

•                  deposits;

•                  mergers;

•                  issuances of securities;

•                  payment of dividends;

•                  interest rates payable on deposits;

•                  interest rates or fees chargeable on loans;

•                  establishment of branches;

•                  corporate reorganizations;

•                  maintenance of books and records; and

•                  adequacy of staff training to carry on safe lending and deposit gathering practices.

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

•                  internal controls;

•                  information systems and audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

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

The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  In addition, under Regulation W:

•                  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•                  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•                  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

Other Regulations.  Interest and certain other charges collected or contracted for by our bank are subject to state usury laws and certain federal laws concerning interest rates.  The bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as:

•                  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•                  the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•                  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of our bank also are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.  The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories.  Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•                  submit a capital restoration plan;

•                  raise additional capital;

•                  restrict their growth, deposit interest rates, and other activities;

•                  improve their management;

•                  eliminate management fees; or

•                  divest themselves of all or a part of their operations.

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

Item 2.           Description of Property

Properties

Our corporate main office is located at 100 Westpark Drive, Peachtree City (Fayette County), Georgia.  This office was completed on November 12, 2002 and was designated the main office on January 3, 2003.  Our former main office, located at 2008 Hwy. 54 West, Fayetteville, Georgia now operates as a full-service branch.  On July 9, 2001, a full-service branch was opened in Coweta County at 471 Hwy 29 N, Newnan, Georgia.  During 2003, two additional branches were opened.  A full-service branch within the Kroger Towne Center store at 805 South Glynn Street, Fayetteville, Georgia was opened on June 20, 2003.  On August 26, 2003, our new full-service branch at 1005 Tyrone Road, Tyrone (Fayette County), Georgia opened for business. On April 9, 2004, our new full service branch at 2015 Highway 154, Sharpsburg (Coweta County), Georgia was opened and the new full-service branch at 8410 Senoia Road, Fairburn (Fulton County), Georgia was opened on November 1, 2004.

The offices in Peachtree City, Newnan, Tyrone and Fairburn are owned.  Both of the Fayetteville facilities and the branch in Sharpsburg are leased.

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

On April 12, 2004 an order was received from the court establishing the aggregate principal sum of $657,730 to be paid to the dissenting shareholder.  This amount was paid on April 13, 2004.

The impact of this settlement on the consolidated balance sheet of the Company as of April 13, 2004 was the elimination of the $369,250 stock purchase obligation liability and a reduction of capital surplus in the amount of the differential, $288,480.

After consultation with legal counsel, there are no proceedings pending or threatened against Georgia Bancshares or the Bank of Georgia that will, individually or in the aggregate, have a material adverse effect on the business or the consolidated financial condition of Georgia Bancshares.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “GABA” since June 2, 2002.  Market makers of our common stock include Morgan Keegan & Company, Inc. and Schwab Capital Markets, L. P.  As of March 9, 2005, we had approximately 463 shareholders of record.

The following table sets forth the high and low bid information as quoted on the OTC Bulletin Board during the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$15.25	$14.00	$15.20	$10.80
Second Quarter	$14.00	$12.15	$14.00	$12.00
Third Quarter	$13.05	$12.35	$17.21	$14.20
Fourth Quarter	$16.00	$12.75	$16.00	$15.00

The prices have been adjusted to reflect the 5 -for-4 stock splits declared by our board of directors on August 16, 2001, September 19, 2002, and June 19, 2003.

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

We issued no unregistered securities during the fiscal year ended December 31, 2004 and did not repurchase any shares of our common stock during the fourth quarter of 2004.

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

Item 6. Selected Financial Data

Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001
	(in thousands, except per share data)
For the Year:
Total Interest Income	$13,508	$11,198	$9,568	$7,776
Total Interest Expense	4,243	4,546	4,837	4,682
Net Interest Income	9,265	6,652	4,731	3,094
Provision for Loan Losses	585	266	885	660
Net Interest Income After Provision for Loan Losses	8,680	6,386	3,846	2,434
Total Other Income	682	386	417	229
Total Other Expense	6,627	4,719	3,445	2,359
Income Before Income Taxes	2,735	2,053	818	304
Income Taxes	889	730	227	34
Net Income	1,846	1,323	592	270
Per Share Data:
Net Income	0.63	0.45	0.22	0.13
Diluted Net Income	0.55	0.36	0.17	0.10
Cash Dividends Declared	0.00	0.00	0.00	0.00
Book Value	7.10	6.56	6.25	5.22
Tangible Book Value	7.10	6.56	6.25	5.22
At Year End:
Total Loans	192,295	149,595	127,639	82,567
Earning Assets	231,921	190,535	161,998	113,662
Assets	249,550	205,092	171,619	118,750
Total Deposits	212,258	181,968	142,559	106,268
Shareholders’ Equity	21,106	19,263	18,266	10,850
Common Shares Outstanding	2,973	2,936	2,922	2,080
Average Balances:
Total Loans	169,397	138,068	108,146	67,343
Earning Assets	213,992	176,409	140,772	93,533
Assets	229,382	185,984	148,461	98,709
Total Deposits	203,074	162,932	126,217	84,080
Shareholders’ Equity	19,927	18,798	16,119	2,093
Weighted Average Shares Outstanding	2,941	2,926	2,699	2,080
Key Performance Ratios:
Return on Average Assets	0.80%	0.71%	0.40%	0.27%
Return on Average Equity	9.26%	7.04%	3.67%	12.90%
Net Interest Margin	4.33%	3.77%	3.36%	3.31%
Average Equity to Average Assets	8.69%	10.11%	10.86%	2.12%
Average Loans to Average Deposits	83.42%	84.74%	85.68%	80.09%
Overhead (Efficiency) Ratio	66.62%	67.05%	66.91%	70.99%

Item 7.           Management’s Discussion and Analysis or Plan of Operation

Overview

Georgia Bancshares, Inc. is a Georgia corporation formed on December 21, 2000 to serve as the holding company for The Bank of Georgia, a Georgia state chartered bank incorporated on September 9, 1999.  We commenced operations as The Bank of Georgia on February 18, 2000.  On April 19, 2001, shareholders of The Bank of Georgia approved the reorganization of the bank into a holding company structure.  Upon consummation of the reorganization on May 18, 2001, shares of the bank’s common stock were exchanged for shares of the holding company’s common stock.  On July 9, 2001, we expanded our operations by opening our first branch in Newnan, Georgia. In November 2002, we opened an office at 100 Westpark Drive in Peachtree City, Georgia. On January 3, 2003 we designated that office as our corporate main office.  Our former main office at 2008 Highway 54 West, Fayetteville remains open as a branch office.  In June 2003 a new branch was opened within the Kroger Towne Center Store in Fayetteville, and our new full-service branch was opened in Tyrone, Georgia on August 26, 2003.  In 2004 we opened a new branch on Highway 154 in Sharpsburg in April and a new full-service branch was opened on Highway 74 in Fairburn in November.

We conduct a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small-to medium-sized businesses.  From the outset we have grown rapidly, and this trend continued during 2004, as we increased from $205.1 million in total assets at December 31, 2003 to $249.6 million in total assets at December 31, 2004.  We continue to operate profitably.  Profits increased from $1,323,047 for fiscal year 2003 to $1,846,128 for fiscal year 2004.

The following table sets forth selected measures of our financial performance for the periods indicated:

	Georgia Bancshares, Inc.	Georgia Bancshares, Inc.
	Year Ended December 30, 2004	Year Ended December 31, 2003
	(Audited)	(Audited)
Income Statement
Total Revenues (1)	$14,190,618	$11,583,605
Net Income	$1,846,128	$1,323,047

	Georgia Bancshares, Inc.	Georgia Bancshares, Inc.
	at December 31, 2004	at December 31, 2003
	(Audited)	(Audited)
Balance Sheet
Total Assets	$249,550,051	$205,091,630
Total Loans(2)	$189,640,547	$147,463,301
Total Deposits	$212,258,018	$181,967,776

(1)          Total revenue equals total interest income plus total non-interest income.

(2)          Total loans reported net of loan loss reserve and unearned income.

In summary, management is well pleased with the results for 2004 and the bank’s financial position as of December 31, 2004.  Despite the lowest interest rate environment in recent history, the bank experienced a 39.3% increase in net interest income in 2004 when compared to 2003.  The net interest margin increased from 3.77% to 4.33% during this period.  Our goal is to achieve and maintain a net interest margin in excess of 4.00%.  We are pleased that we were able to achieve this goal during 2004.  The increase in the volume of loans outstanding during 2004 has positively impacted our increase in net interest income, but the lowering of the cost of our interest-bearing liabilities has also made a significant contribution.  This has been influenced by our strategy to continue to serve our designated markets with seasoned loan originators and develop a strong branch network to service our new and existing customers. Beginning with our single location in Fayetteville in 2000, we have added a branch in Newnan in 2001, a new location in Peachtree City in 2002, and two locations (Fayetteville – Towne Center and Tyrone) in 2003.  Two additional branches were opened during 2004 (Sharpsburg and Fairburn).  We have seen positive results from the expansion of our branch network during 2004.  Total deposits increased to $212,258,018 at December 31, 2004 from $181,967,776 at December 31, 2003.  Of this $30,290,242 increase, $22,049,488 was in non-interest-bearing and interest-bearing transaction accounts.  We believe that the sustained additions of quality loans and lower cost deposits will positively impact our results in coming years.

The following discussion describes our results of operations for 2004 as compared to 2003 and to 2002, and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the incomes on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Consolidated Balance Sheets and Net Interest Analysis” table shows the average balance during 2004, 2003, and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Changes in Interest Income and Expense” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Interest Rate Sensitivity” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, or loans and our deposits and other borrowings.

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

Critical Accounting Policies

The accounting and financial reporting policies of Georgia Bancshares, Inc. and its subsidiary, The Bank of Georgia, conform to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.  The only accounting policy that we have deemed “critical” relates to the provision and allowance for loan losses as discussed in detail on page 26 herein.  In determining which accounting policies are critical in nature, we have identified the policy that requires significant judgment or complex estimates.  The application of this policy has a significant impact on our financial statements.  Our financial results could differ significantly if different judgments or estimates are applied in the application of this policy.

Analysis of the Fiscal Years Ended December 31, 2004, December 31, 2003, and December 31, 2002

Results of Operations

During 2004, total assets increased $44.5 million, or 21.7%, to $249.6 million when compared to December 31, 2003.  The primary reason for this increase in assets were increases in loans of $42.2 million.  Total deposits increased $30.3 million, or 16.6%, from the December 31, 2003 amount of $182.0 million.  Shareholders’ equity was $21.2 million at December 31, 2004.

At December 31, 2003, total assets were $205.1 million.  Net loans totaled $147.5 million, total deposits were $182.0 million and shareholders’ equity equaled $19.3 million.  Net interest income, after a provision for loan losses of $266,000, was $6.4 million for the year ended December 31, 2003.

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

Net Income.  For the years ended December 31, 2004, December 31, 2003, and December 31, 2002, our net income was $1,846,128, $1,323,047 and $591,933 respectively.

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the income on interest-earning assets and expense on interest-bearing liabilities.  Our net interest income totaled $9.3 million for the year ended December 31, 2004 as compared to $6.7 million during the same period of 2003.  The comparative net interest income for 2002 was $4.7 million.  The net interest margin was 4.33% for the year ended December 31, 2004, 3.77% for the same period of 2003, and 3.36% for the year ended December 31, 2002.  Average earning assets were $214.0 million during 2004 as compared to $176.4 million during 2003 and $140.8 million during 2002.

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

TABLE 1

Average Consolidated Balance Sheets and Net Interest Analysis

(in thousands)

	For the Years ended December 31,
	2004			2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest earning assets:
Investments:
Federal funds sold and interest-bearing deposits	$8,865	$136	1.53%	$4,816	$52	1.08%	$3,369	$59	1.75%
Taxable	26,912	928	3.45%	27,474	965	3.51%	26,167	1,313	5.02%
Tax exempt	8,819	338	3.83%	6,070	226	3.72%	3,931	157	3.99%
Total Investments	44,596	1,402	3.14%	38,360	1,243	3.24%	33,467	1,529	4.57%
Loans (including loan fees)	169,396	12,106	7.15%	136,066	9,955	7.32%	106,726	8,039	7.53%
Total interest earning assets	213,992	13,508	6.31%	174,426	11,198	6.42%	140,193	9,568	6.82%
Other non-interest earning assets	15,390			11,557			8,268
Total assets	$229,382			$185,983			$148,461

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$36,590	420	1.15%	$20,257	226	1.12%	$16,000	243	1.52%
Savings	2,821	21	0.74%	1,462	13	0.89%	774	10	1.29%
Time	136,968	3,656	2.67%	127,127	4,262	3.35%	100,330	4,488	4.47%
FHLB advances & other borrowings	5,158	146	2.83%	2,993	45	1.50%	4,959	96	1.94%
Total interest-bearing liabilities	181,537	4,243	2.34%	151,839	4,546	2.99%	122,063	4,837	3.96%

Non-interest bearing deposits	26,698			14,086			9,113
Other liabilities	1,220			1,260			1,166
Shareholders’ equity	19,927			18,798			16,119
Total liabilities and shareholders’ equity	$229,382			$185,983			$148,461

Excess of interest-bearing assets over interest-bearing liabilities	$32,455			$22,587			$18,130

Ratio of interest-earning assets to interest-bearing liabilities	117.88%			114.88%			114.85%

Net interest income		$9,265			$6,652			$4,731

Net interest spread			3.98%			3.43%			2.86%

Net interest margin			4.33%			3.77%			3.36%

Analysis of Changes in Net Interest Income.  Net interest can also be analyzed in terms of the impact of changing rates and changing volume.  The following table describes the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our interest income and interest expenses during the periods indicated.  Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate); and (ii) changes due to rates (changes in rates multiplied by prior period volume) is provided in the table below.  No recognition of exemption from federal, state, or local taxation has been computed.   Although an overall reduction in interest rates has had a significant impact on net interest income, our rapid growth in a strong local economic environment has been a more important factor and has resulted in an increase in net interest income of $2,613,110 for the year ended December 31, 2004 over the year ended December 31, 2003.  The change in net interest income has been affected primarily by increases in volume of both loans and deposits rather than changes in average rates.

TABLE 2

Changes in Interest Income and Expense

(in thousands)

	Increase (decrease) due to changes in:
	2004 over 2003			2003 over 2002
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on:
Federal funds sold and interest-bearing deposits	$44	$40	$84	$25	$(32)	$(7)
Taxable investments	(20)	(17)	(37)	66	(414)	(348)
Non-taxable investments	102	10	112	85	(16)	69
Loans (including loan fees)	2,439	(288)	2,151	2,210	(294)	1,916
Total Interest Income	2,565	(255)	2,310	2,386	(756)	1,630

Interest expense on:
Deposits:
Demand	182	12	194	65	(82)	(17)
Savings	12	(4)	8	9	(6)	3
Time	330	(936)	(606)	1,199	(1,425)	(226)
FHLB advances & other borrowings	33	68	101	(38)	(13)	(51)
Total Interest Expense	557	(860)	(303)	1,234	(1,525)	(291)

Increase in net interest income	$2,008	$605	$2,613	$1,152	$769	$1,921

Other Income and Expense

Other Income.  Other income was $682,168 for the year ended December 31, 2004; $385,526 for the year ended December 31, 2003 and $416,833 for the year ended December 31, 2002.  Service fees on deposit accounts, the largest component of non-interest income, have increased steadily from $168,293 in 2002, to $222,145 in 2003 and to $310,987 in 2004.  The growth in service charges and portions of other operating income is attributable to the growth in the number of deposit accounts serviced by The Bank of Georgia and an increase in fee-related transactions by bank customers.  The most significant impact to the non-interest income portion of the Company’s earnings was the establishment of a mortgage division within the Bank in July of 2004.  During the last six months of 2004, the Mortgage Division generated mortgage-origination fees of $245,338.  This amount is included in the Other operating income figure in the Consolidated Statements of Earnings.  A loss $12,128 was realized during 2004 from the sale of certain repossessed assets, whereas a gain of $56,001 was realized from the sale of other investments in 2002.  The sale of available-for-sale investment securities produced an aggregate loss of $50,808 in 2004 and gains of $85,697 and $124,139, respectively, in 2003 and 2002.

Other Expense.  Total other expense was $6.6 million for the year ended December 31, 2004; $4.7 million for the year ended December 31, 2003 and $3.4 million for the year ended December 31, 2002.  This increase was primarily due to the continued growth we realized in 2004 and the cost associated with our branch building program.  Salary and employee benefits expense totaled $4.0 million in 2004, an increase of 52.3% over the $2.6 million recorded in 2003 and compared to the $2.0 million incurred in 2002.  The increase in salary and employee benefits expense is due to hiring additional staff that was necessitated by internal growth, and salary increases granted during the normal course of business.  As a point of reference, the number of full time employees has increased from 22 at the beginning of 2002 to 64 at the end of 2004.  Occupancy and equipment expense, data processing expense and other operating expenses increased each year as the number of full-service branches have also increased each year.  Depreciation expense was $380,672 in 2004, $297,720 in 2003 and $155,393 in 2002.  Data processing expense increased to $598,206 in 2004 from $454,844 in 2003 and from $324,563 during 2002.  Other operating expenses were $1,294,490 in 2004, $1,079,005 in 2003 and $800,704 in 2002.

Analysis of Financial Condition

At December 31, 2004, total consolidated assets were $249.6 million.  Our primary assets were net loans of $189.6 million and securities available-for-sale of $35.0 million.  Our liabilities at December 31, 2004 were $228.4 million, consisting primarily of deposits of $212.3 million and junior subordinated debentures of $6.7 million.  At December 31, 2004, total shareholders’ equity totaled $21.1 million.

At December 31, 2003, total consolidated assets were $205.1 million.  Our primary assets were net loans of $147.5 million, securities available-for-sale of $34.1 million, and cash and deposits due from correspondent banks of $8.5 million.  Our liabilities at December 31, 2003 were $185.9 million, consisting primarily of deposits of $182.0 million and Federal Home Loan Bank of Atlanta advances of $2 million.  At December 31, 2003, total shareholders’ equity totaled $19.3 million.

At December 31, 2002, total consolidated assets were $171.6 million.  Our primary assets were net loans of $125.8 million and securities available-for-sale of $34.8 million.  Our liabilities at December 31, 2002 were $153.4 million, consisting primarily of deposits of $142.6 million. At December 31, 2002, total shareholders’ equity totaled $18.3 million.

Investments

Our available-for-sale investment portfolio of $35.0 million as December 31, 2004 consisted primarily of debt securities, which provide the Bank with a source of liquidity, a stable source of income and serve as a vehicle to implement asset and liability management strategies.  This represented an increase of $0.9 million (2.6%) over the $34.1 million held at December 31, 2003.  The Company believes the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits.  Investment securities in the available-for sale category are stated at fair value.  These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of the Company’s overall asset liability management strategy.

TABLE 3

Investment Portfolio

(in thousands)

Available-for-Sale	2004	2003	2002

United States agencies	$8,258	$4,432	$6,072
State, county and municipal	9,569	8,818	5,002
Mortgage-backed securities	16,713	20,648	23,735
Corporate bonds	249	250	0
Trust Preferred Securities	250	0	0

Total available-for-sale	$35,039	$34,148	$34,809

The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost at December 31, 2004.  The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

TABLE 4

Expected Maturity of Securities

(in thousands)

Maturities at December 31, 2004	United States Agencies	Wtd. Avg. Yld.	State, County.and Municipal	Wtd. Avg. Yld.	Mortgage- Backed Securities	Wtd. Avg. Yld.	Corporate Bonds	Wtd. Avg. Yld.	Trust Preferred Securities	Wtd. Avg. Yld.

Within 1 year	$7,008	3.15%	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%

After 1 thru 5 years	500	3.33%	0	0.00%	1,744	4.12%	0	0.00%	0	0.00%

After 5 thru 10 years	0	0.00%	929	3.91%	6,438	4.41%	0	0.00%	0	0.00%

After 10 years	780	5.93%	8,497	4.05%	8,599	4.27%	250	6.25%	250	4.75%

Totals	$8,288	4.14%	$9,426	4.05%	$16,781	4.27%	$250	6.25%	$250	4.75%

Fair value	$8,258		$9,570		$16,713		$249		$250

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.  The actual cash flow of mortgage-backed securities differs with this assumption.  Additionally, some agency securities in the portfolio have call features.  The above analysis assumes that callable agencies will mature on their final maturity date.  The actual cash flow of agency securities may differ from this assumption.

Loans

Loans are our largest category of earning assets and typically provide higher yields than our other types of earning assets.  At December 31, 2004, net loans (gross loans less the allowance for loan losses and unearned fees) totaled $189.6 million, or 82.0% of earning assets, which totaled $231.2 million.  Earning assets consisted of loans of $189.6 million, or 82.0%, investment securities available-for-sale of $35.0 million, or 15.1%, interest bearing deposits with other banks totaling $5.1 million, or 2.2%, and other investments (consisting of stock in Community Financial Services, Inc. (the holding company for The Bankers Bank), Federal Home Loan Bank of Atlanta stock and stock in two community banks) of $1.5 million, or .6%.  Average gross loans totaled $169.4 million during 2004 with a yield of 7.15%.

At December 31, 2003, net loans totaled $147.5 million, or 77.7% of earning assets, which totaled $189.9 million.  Earning assets consisted of loans of $147.5 million, or 77.7%, investment securities available-for-sale of $34.1 million, or 18.0%, interest bearing deposits with other banks and Federal Funds sold of $6.9 million, or 3.6%, and other investments (consisting of stock in Community Financial Services, Inc. and Federal Home Loan Bank of Atlanta stock) of $1.4 million or, .7%.  Average gross loans totaled $136.1 million during 2003 with a yield of 7.32%.

At December 31, 2002, net loans totaled $125.8 million, or 77.8% of earning assets, which totaled $161.8 million.  Earning assets consisted of loans of $125.8 million, investment securities available-for-sale of $34.8 million, or 21.5%, interest bearing deposits with other banks of $.5 million, or .3%, and other investments (described above) of $.7 million or 0.4%.  Average gross loans totaled $106.7 million during 2002 with a yield of 7.53%.

Associated with loan yields are inherent credit and liquidity risks, which we attempt to control and counterbalance.  The interest rates we charge on loans vary with the degree of risk and the maturity and amount of the loan.  Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

Real estate mortgage loans and construction and development loans constitute the principal components of our loan portfolio.  For the year ended December 31, 2004, gross loans totaled $192.5 million with residential and non-residential/non-farm mortgage loans totaling $63.6 million and representing 33.0% of our portfolio, construction and development loans totaling $106.5 million and representing 55.3% of our portfolio, and non-real estate loans totaling $22.4 million and accounting for 11.7% of our loan portfolio.

For the year ended December 31, 2003, gross loans totaled $149.8 million with residential and non-residential/non-farm mortgage loans totaling $52.5 million and representing 35.0% of our portfolio, construction and development loans totaling $81.1 million and representing 54.2% of our portfolio, and non-real estate loans totaling $16.2 million and accounting for 10.8% of our loan portfolio.

For the year ended December 31, 2002, gross loans totaled $127.8 million with residential and non-residential /non-farm mortgages loans totaling $47.3 million and representing 37.0% of our portfolio, construction and development loans totaling $69.0 million and representing 54.0% of our portfolio, and non-real estate loans totaling $11.5 million and accounting for 9.0% of our loan portfolio.

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

We have been able to rapidly grow our loan portfolio since we commenced operations by refinancing loans with borrowers from other financial institutions and by originating new loans from individuals and businesses in the community.  Our directors and officers have utilized banking relationships established during their previous employment with other financial institutions in our market area to generate loan business.  A majority of our initial loans consisted of refinancing of seasoned credit or the continuation of business from borrowers who had preexisting banking relationships with our directors and officers.  Our loan growth resulting from refinancing of seasoned credit has slowed as our business has continued to mature.  In 2003 and 2004, we added additional seasoned loan personnel to augment our loan origination efforts and in the future we believe that most of our loans will originate from new business from existing and new customers.  We also continue to seek new ways to tap into new markets both from new product lines in our current markets and from new geographic areas.

The following table shows the composition of our loan portfolio by category at December 31, 2004, December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000.

TABLE 5

Loan Portfolio

(in thousands)

	December 31,
	2004	2003	2002	2001	2000

Commercial, financial & agricultural	$15,350	$11,705	$8,841	$6,601	$6,720

Real estate - construction	106,540	81,133	69,000	44,197	5,972

Real estate - mortgage	63,553	52,465	47,262	29,767	32,712

Consumer loans	7,067	4,458	2,661	2,113	1,228

	192,510	149,761	127,764	82,678	46,632

Less: Unearned interest and fees	(215)	(166)	(125)	(112)	(108)

Allowance for loan losses	(2,654)	(2,132)	(1,889)	(1,114)	(455)

Loans, net	$189,641	$147,463	$125,750	$81,452	$46,069

The following table sets forth the maturity distribution and interest rate sensitivity, for selected components of our loan portfolio as of December 31, 2004.  The information in this table is based on the contractual maturities of the individual loans, including loans, which may be subject to renewal at their contractual maturity.  Renewal of these loans is subject to review and credit approval, as well as modification of terms upon their maturity.  Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.

TABLE 6

Loan Portfolio Maturity

(in thousands)

	One Year or Less	Wtd. Avg. Yld.	Over One to Five Years	Wtd. Avg. Yld.	Over Five Years	Wtd. Avg. Yld.	Total	Wtd. Avg. Yld.

Commercial, financial & agricultural	$10,497	6.70%	$5,042	6.86%	$472	6.14%	$16,011	6.73%

Real estate - construction	93,646	6.24%	12,635	6.58%	259	5.32%	106,540	6.28%

Real estate - mortgage	14,935	6.29%	38,697	6.99%	9,922	6.69%	63,554	6.77%

Consumer	3,380	7.62%	3,025	7.53%	0	0.00%	6,405	7.58%

Totals	$122,458	6.32%	$59,399	6.92%	$10,653	6.63%	$192,510	6.52%

Variable / Fixed Rate Mix

			Variable Interest Rates	Wtd. Avg. Yld.			Fixed Interest Rates	Wtd. Avg. Yld.

Commercial, financial & agricultural			$2,668	7.34%			$13,343	6.66%

Real estate - construction			29,766	6.26%			76,774	6.24%

Real estate - mortgage			8,343	5.86%			55,211	7.25%

Consumer			0	0.00%			6,405	7.58%

Totals			$40,777	6.25%			$151,733	6.70%

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

We calculate the allowance for loan losses based on our gross loans.  Banks generally use their historical loss ratios as a benchmark for maintaining an adequate loan loss reserve.  Because our bank did not have a historical loss ratio when we opened in February 2000, we initially established an allowance of one percent.  Since that time we have periodically increased the allowance, based upon our evaluation of the factors previously discussed and our analysis of local and national economic trends.  We also believe that the size of our loan portfolio is a component of overall risk. At December 31, 2004, our allowance for loan losses was $2,654,334, or 1.38% of outstanding loans, compared to an allowance for loan losses of $2,131,752, or 1.43% of outstanding loans, at December 31, 2003.  The allowance for loan losses at December 31, 2002 was $1,889,306 or 1.48% of outstanding loans, at December 31, 2001 was $1,114,411, or 1.35% of outstanding loans, and at December 31, 2000 (the initial year of our operations as a commercial bank) the allowance totaled $455,000, or .98% of outstanding loans.  We will continue to monitor and evaluate the risk in our loan portfolio throughout the year and we will adjust our philosophy and allowance targets if needed.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004. It should be noted that the information as of December 31, 2000 is for The Bank of Georgia, as Georgia Bancshares, Inc. did not become the holding company for the Bank until May 18, 2001.

TABLE 7

Allowance for Loan Losses

(in thousands)

	December 31,
	2004	2003	2002	2001	2000

Balance at beginning of year	$2,132	$1,889	$1,114	$455	$0

Charge-offs:
Commercial, financial and agricultural	40	17	56
Real estate - construction			2
Real estate - mortgage			25
Consumer loans	44	10	28	1
Total charge-offs	84	27	111	1	0

Recoveries:
Commercial, financial and agricultural	20	1
Real estate - construction		2
Real estate - mortgage
Consumer loans	1	1	1
Total recoveries	21	4	1	0	0

Net charge-offs	(63)	(23)	(110)	(1)	0

Provision for loan losses	585	266	885	660	455

Balance at end of year	$2,654	$2,132	$1,889	$1,114	$455

Ratio of net charge-offs during the period to average loans outstanding	0.04%	0.02%	0.10%	0.00%	0.00%

Ratio of allowance to average total loans	1.55%	1.54%	1.75%	1.65%	2.33%

Ratio of allowance to loans at year-end	1.38%	1.43%	1.48%	1.35%	0.98%

Average loans outstanding	$171,730	$138,068	$108,146	$67,343	$19,550

Gross loans outstanding at end of period	$192,295	$149,595	$127,639	$82,557	$46,524

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid, and we will deduct this interest from earnings as a reduction of reported interest income.  We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  The recorded investment in loans on non-accrual was $154,381 at December 31, 2004, $100,680 at December 31, 2003 and $13,857 at December 31, 2002.  During the years 2000 and 2001 and at December 31, 2000 and December 31, 2001, there was no recorded investment in impaired loans.  At December 31, 2004, December 31, 2003, December 31, 2002, December 31, 2001, and December 31, 2000, there were no loans which were 90 days or more past due and still accruing interest, and we did not have any restructured loans.

We do not include loans that are current as to principal and interest in our non-performing assets categories.  However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower’s future performance under the terms of the loan contract.  We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses.  At December 31, 2000 and at December 31, 2001, we did not have any loans we considered to be potential problem loans.  At December 31, 2002, we had loans with balances totaling $2,168,275 and at December 31, 2003, we had loans with balances of $2,159,382 which were considered to be potential problem loans.  At December 31, 2004, this amount totaled $4,615,607.  These loans were current as to collection of principal and interest as of December 31, 2004.

TABLE 8

Non-Performing Assets

(in thousands)

	December 31,
	2004	2003	2002	2001	2000

Other real estate and repossessions	$0	$0	$0	$0	$0

Non-accrual loans	154	101	14	0	0

Loans 90 days past due still accruing	0	0	0	0	0

Total Non-performing assets	$154	$101	$4	$0	$0

Non-performing assets as% of total loans	0.08%	0.07%	0.01%	0.00%	0.00%

Average loans outstanding	$171,730	$138,068	$108,146	$67,343	$19,550

Gross loans outstanding at end of period	$192,295	$149,595	$127,639	$82,557	$46,524

Deposits

Time deposits of $100,000 and greater totaled $78.2 million at December 31, 2004 compared with $62.7 million at year-end 2003 and $55.9 million at year-end 2002.  The following table sets forth the selected maturities of time deposits of $100,000 and greater at December 31, 2004.

TABLE 9

Deposits - $100,000 and greater

(in thousands)

Within 3 months	$35,700
After 3 through 6 months	5,210
After 6 through 12 months	10,698
After 12 months	26,636

Total	$78,244

Capital

Total shareholders’ equity increased from $19.3 million at December 31, 2003 to $21.1 million at December 31, 2004.  This increase is primarily attributable to net income of $1,846,128, an increase in net unrealized gains on securities available-for-sale amounting to $85,072, the exercise of director stock warrants of $166,666, the exercise of employee stock options of $33,982; all offsetting a reduction of $288,480 resulting from the settlement of a stock purchase obligation in 2004.

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

We were considered to be “well capitalized” for regulatory purposes at December 31, 2003, as our Tier 1 capital ratio was 10.38%, our total risk-based capital ratio was 12.36%, and our Tier 1 leverage ratio was 11.13%.  We were also considered to be “well capitalized” at December 31, 2002, as our Tier 1 capital ratio was 12.06%, our total risk-based capital ratio was 13.38%, and our Tier 1 leverage ratio was 12.13%.  Our Tier 1 capital ratio of 11.00%, our total risk-based capital ratio of 12.69% and our Tier 1 leverage ratio of 11.51% indicated that we were also considered to be “well capitalized” at December 31, 2001.  The following table presents the Company’s regulatory capital position at December 31, 2004:

TABLE 10

Capital Ratio

As of December 31, 2004

Tier 1 Capital (to risk weighted assets)	12.45%

Tier 1 Capital minimum requirement	4.00%

Excess	8.45%

Total Capital (to risk weighted assets)	13.65%

Total Capital minimum requirement	8.00%

Excess	5.65%

Leverage Ratio

As of December 31, 2004

Tier 1 Capital to average assets (“Leverage Ratio”)	9.94%

Minimum leverage requirement	4.00%

Excess	5.94%

Liquidity Management

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and federal funds sold are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Securities available-for-sale, which totaled $35.0 million at December 31, 2004, serve as a ready source of secondary liquidity.  However, the availability of this source of funds is influenced by market conditions and the liquidation of securities may not always be the most desirable course of action.

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

We also have arrangements with commercial banks for short-term unsecured “federal funds” advances of up to $14.7 million.  At December 31, 2004, we had $5.5 million outstanding against these lines. We believe that our liquidity sources are adequate to meet our operating needs.

A review of the Consolidated Statements of Cash Flows within the consolidated financial statements on page 41, will provide historical trends in cash flows from our operating, investing and financing activities.  Our increase in net income has provided the largest impact on net cash provided by operating activities in 2004, 2003 and 2002.  We anticipate this trend to continue.  Cash used in investing activities has been utilized primarily in the increase in net loans during 2004 and 2003 and in the increase of net loans and the net purchase of available-for-sale securities in 2002.  Based on our growth strategies, we anticipate continued growth in net loans for the immediate future.  The primary contributor to net cash provided by financing activities has been the net increase in deposits in 2004, 2003 and 2002.  As discussed earlier in this report, our aggressive growth program in our branch network has provided a significant increase in deposit accounts and we anticipate this trend to continue as we add new branch locations.  Also noteworthy in the cash provided by financing activities in 2004 was the issuance of $6.7 million of junior subordinated debentures.

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

We measure interest rate sensitivity “gap,” which is the difference between the amount of interest-earning assets and interest-bearing liabilities, which either re-price or mature within a given period of time.  The difference, or the interest rate re-pricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap, and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.  When measured on a “gap” basis, we are asset-sensitive over the cumulative one-year time frame as of December 31, 2004.  Interest rate cuts by the Federal Reserve Board during the years 2002 and 2003 contributed to a narrowed net interest margin.  During 2004, our net interest margin improved marginally from 3.77% at December 31, 2003 to 4.33% at December 31, 2004.  Although the Federal Reserve Board began to increase the discount rate late in 2004, we cannot predict whether the Federal Reserve Board will continue to increase the discount rate in the future.  Gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and re-pricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of interest-bearing checking and savings accounts may change rapidly within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on certificates of deposit.

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that are expected to mature, prepay, or re-price in each of the future time periods shown.  Except as stated in the following tables, the amount of assets or liabilities that mature or re-price during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities.  We included our savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, in the “One Year or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

TABLE 11

Interest Rate Sensitivity

(in thousands)

	At December 31, 2004 Maturing or Repricing in
	One Year or Less	Over One Year Thru Three Years	Over Three Years Thru Five Years	Over Five Years	Total
Interest-earning assets:

Interest-bearing deposits with other banks	$5,116	$0	$0	$0	$5,116

Federal funds sold	0	0	0	0	0

Investment securities	10,217	1,128	2,527	21,167	35,039

Loans: Fixed rate	35,771	34,107	11,303	444	81,625

Variable rate	107,249	381	2,511	0	110,141

Total interest-earning assets:	158,353	35,616	16,341	21,611	231,921

Interest-bearing liabilities:
Deposits:
Demand	29,140	0	0	0	29,140

Savings	29,341	0	0	0	29,341

Time deposits	83,150	35,782	12,179	0	131,111

Federal funds purchased	5,500	0	0	0	5,500

FHLB advances and other borrowings	2,529	0	0	6,702	9,231

Total interest-bearing liabilities	149,660	35,782	12,179	6,702	204,323

Interest sensitivity difference	8,693	(166)	4,162	14,909	$27,598

Cumulative interest sensitivity difference	$8,693	$8,527	$12,689	$27,598

Cumulative difference to total assets	3.48%	3.42%	5.08%	11.06%

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

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

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements, including our consolidated balance sheet as of December 31, 2004 and 2003, and consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002, together with the audit reports of Porter Keadle Moore, LLP, dated March 11, 2005, and of Abbott, Jordan & Koon, LLC, dated February 4, 2004, and the notes containing certain supporting information are attached hereto as pages 35 – 58.

Supplementary Data

	Quarterly Financial Information
	(unaudited - in thousands, except per share data)
	2004 Quarters				2003 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$3,064	$3,127	$3,535	$3,782	$2,659	$2,747	$2,802	$2,991

Net interest income	2,036	2,122	2,475	2,632	1,469	1,597	1,680	1,906

Provision for loan losses	80	70	280	155	75	75	18	98

Income before income taxes	597	706	724	708	400	554	554	546

Net income	387	493	486	480	273	348	367	336

Earnings per share - basic	0.13	0.17	0.17	0.16	0.09	0.15	0.13	0.11

Earnings per share - diluted	0.11	0.15	0.14	0.14	0.08	0.12	0.11	0.10

Weighted average common shares outstanding - basic	2,936	2,936	2,937	2,941	2,922	2,338	2,923	2,926

Weighted average common shares outstanding - diluted	3,429	3,379	3,386	3,369	3,249	2,825	3,395	3,405

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Georgia Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Georgia Bancshares, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Georgia Bancshares, Inc. for the years ended December 31, 2003 and 2002 were audited by other auditors whose report, dated February 4, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia

March 11, 2005

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

/s/ Abbott, Jordan & Koon, LLC

Abbott, Jordan & Koon, LLC
Manchester, Georgia
February 4, 2004

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets:
Cash and cash equivalents:
Cash and due from banks, including reserverequirement of $1,671,000 and $545,000	$4,631,303	$8,516,138
Interest-bearing deposits in other banks	5,115,984	29,860
Federal funds sold	0	6,887,000
Cash and cash equivalents	9,747,287	15,432,998
Investments:
Securities available-for-sale	35,039,356	34,147,840
Other investments	1,540,466	1,357,566
	36,579,822	35,505,406

Loans net of allowance for loan losses of $2,654,334 and $2,131,752 respectively	189,640,547	147,463,301

Accrued interest receivable	1,612,109	1,340,445
Premises and equipment, net	6,212,760	4,772,339
Bank owned life insurance	4,715,027	0
Other assets	1,042,499	577,141
Total assets	$249,550,051	$205,091,630

Liabilities:
Deposits:
Noninterest-bearing	$22,666,896	$23,448,570
NOW	29,139,505	6,308,343
Savings	29,340,650	19,018,079
Time deposits $100,000 and over	78,243,539	62,745,922
Other time deposits	52,867,428	70,446,862
Total deposits	212,258,018	181,967,776

Securities sold under agreements to repurchase	529,358	670,052
Federal funds purchased	5,500,000	0
Federal Home Loan Bank advances	2,000,000	2,000,000
Junior subordinated debentures	6,702,000	0
Stock purchase obligation	0	369,250
Accrued interest payable and other liabilities	1,454,492	821,737
Total liabilities	228,443,868	185,828,815

Commitments

Shareholders’ Equity
Common stock; no par value, 10,000,000 shares authorized; 2,972,813 and 2,936,119 shares issued and outstanding, respectively	17,217,471	17,305,303
Retained earnings	3,861,473	2,015,345
Accumulated other comprehensive income (loss)	27,239	(57,833)
Total shareholders’ equity	21,106,183	19,262,815
Total liabilities and shareholders’ equity	$249,550,051	$205,091,630

See accompanying notes to consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$12,106,445	$9,954,967	$8,039,216
Interest and dividends on investments	1,328,625	1,190,788	1,469,897
Interest on federal funds sold and other interest income	73,380	52,324	59,272
Total interest income	13,508,450	11,198,079	9,568,385

Interest expense:
Interest on deposits	4,097,080	4,500,511	4,741,038
Interest on securities sold under agreements to repurchase	6,389	17,683	72,611
Interest on other borrowed funds	139,737	27,751	23,355
Total interest expense	4,243,206	4,545,945	4,837,004

Net interest income	9,265,244	6,652,134	4,731,381

Provision for loan losses	585,000	266,000	885,000

Net interest income after provision for loan losses	8,680,244	6,386,134	3,846,381

Other income:
Service charges on deposit accounts	310,987	222,145	168,293
Gains (losses) on sale of other assets	(12,128)	0	56,001
Gains (losses) on sales of securities available-for-sale	(50,808)	85,697	124,139
Other operating income	434,117	77,684	68,400
Total other income	682,168	385,526	416,833

Other expense:
Salaries and employee benefits	3,983,274	2,614,936	1,986,738
Occupancy and equipment expense	751,314	569,828	332,776
Data processing	598,206	454,844	324,563
Other operating expenses	1,294,490	1,079,005	800,704
Total other expense	6,627,284	4,718,613	3,444,781

Income before income taxes	2,735,128	2,053,047	818,433

Income tax expense	889,000	730,000	226,500

Net earnings	$1,846,128	$1,323,047	$591,933

Basic earnings per share	$0.63	$0.45	$0.22

Diluted earnings per share	$0.55	$0.39	$0.20

See accompanying notes to consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Net earnings	$1,846,128	$1,323,047	$591,933
Other comprehensive income:
Unrealized holding gains (losses) on investment securities available-for-sale arising during period	182,368	(712,337)	429,596
Reclassification adjustment for gains (losses) on investment securities available-for-sale	(50,808)	85,697	124,139
Total other comprehensive income (loss) before tax	131,560	(626,640)	553,735
Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available-for-sale arising during period	(64,440)	242,194	(146,063)
Reclassification adjustment for gains (losses) on investment securities available-for-sale	17,952	(29,137)	(42,207)
Total income taxes related to other comprehensive income (loss)	(46,488)	213,057	(188,270)
Total other comprehensive (loss) income, net of tax	85,072	(413,583)	365,465

Total comprehensive income	$1,931,200	$909,464	$957,398

See accompanying notes to consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Earnings	Income	Stock	Equity
Balance, December 31, 2001	1,331,250	$10,755,290	$104,882	$(9,715)	$(160)	$10,850,297

Proceeds from the sale of common stock, net of issuance cost of $89,257	538,897	6,459,454				6,459,454
Unrealized gains on securities available-for-sale, net of tax				365,465		365,465
Treasury stock transactions		40			(1,612)	(1,572)
Stock split	467,426
Net earnings			591,933			591,933
Balance, December 31, 2002	2,337,573	17,214,784	696,815	355,750	(1,772)	18,265,577

Unrealized losses on securities available-for-sale, net of tax				(413,583)		(413,583)
Treasury stock transactions		(2,454)			1,772	(682)
Exercise of stock options	14,319	92,973				92,973
Stock split	584,227		(4,517)			(4,517)
Net earnings			1,323,047			1,323,047
Balance, December 31, 2003	2,936,119	17,305,303	2,015,345	(57,833)	0	19,262,815

Unrealized gains on securities available-for-sale, net of tax				85,072		85,072
Exercise of stock warrants	32,552	166,666				166,666
Exercise of stock options	4,142	33,982				33,982
Settlement of stock purchase obligation		(288,480)				(288,480)
Net earnings			1,846,128			1,846,128
Balance, December 31, 2004	2,972,813	$17,217,471	$3,861,473	$27,239	$0	$21,106,183

See accompanying notes to consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$1,846,128	$1,323,047	$591,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	500,222	143,991	(97,547)
Provision for loan losses	585,000	266,000	885,000
(Gains) losses on sales of securities available-for-sale	50,808	(85,697)	(124,139)
Loss on sale of other assets	12,128	0	(56,001)
Deferred income taxes	(198,325)	37,612	(178,010)
Changes in operating assets and liabilities:
Unearned loan fees, net	49,395	40,671	12,996
Accrued interest receivable	(271,664)	(444,294)	(230,578)
Increase in bank owned life insurance	(15,027)	0	0
Other assets	(325,648)	(47,668)	(55,220)
Accrued interest payable and other liabilities	632,755	(172,590)	(268,997)
Net cash provided by operating activities	2,865,772	1,061,072	479,437

Cash flows from investing activities:
Purchases of available-for-sale securities	(19,368,534)	(29,593,174)	(32,205,615)
Proceeds from sales and pay downs of securities available-for-sale	13,167,366	28,017,432	19,164,490
Proceeds from maturities of securities available-for-sale	5,270,853	1,850,000	1,054,016
Purchase of other investments	(233,100)	(706,400)	0
Proceeds from sale of other investments	50,200	0	183,750
Net increase in loans	(42,811,641)	(22,019,835)	(45,195,704)
Purchase of bank owned life insurance	(4,700,000)	0	0
Purchase of premises and equipment	(1,821,093)	(1,241,353)	(2,090,991)
Net cash used in investing activities	(50,445,949)	(23,693,330)	(59,090,054)

Cash flows from financing activities:
Net increase in deposits	30,290,242	39,408,976	36,291,293
Net change in federal funds purchased	5,500,000	(4,200,000)	4,200,000
Net change in securities sold under agreements to repurchase	(140,694)	(2,560,508)	3,230,560
Proceeds from Federal Home Loan Bank advances	0	8,500,000	10,800,000
Payments on Federal Home Loan Bank advances	0	(8,500,000)	(8,800,000)
Proceeds from junior subordinated debentures	6,702,000	0	0
Net change in common stock	200,648	87,774	6,457,882
Settlement of stock purchase obligation	(657,730)	0	0
Net cash provided by financing activities	41,894,466	32,736,242	52,179,735

Net change in cash and cash equivalents	(5,685,711)	10,103,984	(6,430,882)

Cash and cash equivalents at beginning of year	15,432,998	5,329,014	11,759,896
Cash and cash equivalents at end of period	$9,747,287	$15,432,998	$5,329,014

Supplemental disclosures of cash flows:
Cash paid during the year for interest	$3,952,830	$4,587,262	$5,209,448
Cash paid during the year for income taxes	$1,152,909	$765,776	$359,232

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available-for-sale, net of tax	$85,072	$(413,583)	$365,465
Stock purchase obligation	$(369,250)	$0	$0

See accompanying notes to consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Georgia Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, The Bank of Georgia (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 18, 2001, the Bank completed the formation of a one-bank holding company and a plan to exchange all Bank stock shares for shares of the holding company.  Subsequent to the reorganization, all of the shares of the Bank were owned by the Company.

The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services. The Bank has seven banking offices. The main office is in Peachtree City, Georgia, and conducts its banking activities primarily in Fayette and surrounding counties.   The branches are located in Fayette, Coweta, and Fulton Counties in Georgia.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted  in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, and federal funds sold.  Federal funds are generally sold for one-day periods and interest-bearing deposits in banks mature within a period of less than 90 days.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2004 and 2003, all securities were classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of shareholders’ equity. The unrealized holding gains or losses included in the separate component of shareholders’ equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include equity securities which have no readily determined fair value. These investments are carried at cost.

Loans, Loan Fees and Interest Income on Loans

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loans observable market price or at the fair value of the collateral, if the loan is collateral dependent.  A loan is impaired when, based on current information and events, it is probable that all amounts that are due according to the contract and terms of the loan agreement will not be collected.

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the respective loans.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The allowance represents an amount, which in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories.  Grades five through eight are assigned allocations of loss based on management’s estimate of potential loss, which is generally based on discounted, collateral deficiencies or loss percentages by grade used by the federal bank regulators.  Loans graded one through four are stratified by type and allocated loss ranges based on peer group loss experience, regulatory guidelines and the Bank’s loss history.  The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

Management uses an outsourced independent loan review specialist on a annual basis to corroborate and challenge the internal loan grading system and methods used to determine the adequacy of the allowance for loan losses.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such regulators may require additions to the allowance based on their judgments of information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to expense as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are:

Buildings	40 years
Leasedhold improvements	3 - 25 years
Equipment and furniture	3 - 10 years

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured borrowings from customers and are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period.  Diluted net earnings per share includes the effects of potential common shares outstanding during the period.  The average market price during the year is used to compute equivalent shares.  The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002  are as follows:

	Net Earnings	Average Shares Outstanding	Per Share Amount
For the year ended December 31, 2004:
Net earnings – basic	$1,846,128	2,940,743	$0.63
Effect of dilutive stock warrants/options	0	428,072
Net earnings – diluted	$1,846,128	3,368,815	$0.55
For the year ended December 31, 2003:
Net earnings – basic	$1,323,047	2,925,653	$0.45
Effect of dilutive stock warrants/options	0	479,636
Net earnings – diluted	$1,323,047	3,405,289	$0.39
For the year ended December 31, 2002:
Net earnings – basic	$591,933	2,699,089	$0.22
Effect of dilutive stock warrants/options	0	316,389
Net earnings – diluted	$591,933	3,015,478	$0.20

Stock-Based Compensation

The Company’s stock-based compensation plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards vest upon grant.

		2004	2003	2002

Net earnings	As reported	$1,846,128	$1,323,047	$591,933
	Effect of grants, net of tax	(76,957)	(78,098)	(30,906)
	Effect of forfeitures, net of tax	5,022	0	0
	Proforma	$1,774,193	$1,244,949	$561,027

Basic earnings per share	As reported	$0.63	$0.45	$0.22
	Proforma	$0.60	$0.43	$0.21

Diluted earnings per share	As reported	$0.55	$0.39	$0.20
	Proforma	$0.53	$0.37	$0.19

The weighted average fair value of options at grant date in 2004, 2003 and 2002 was $4.56, $4.04 and $3.03, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively - dividend yield of 4.00%, 3.00% and 2.80%, respectively; risk-free interest rate of 4.03%, 4.00% and 5.00%, respectively; and an expected life of 10 years for all periods presented.

Recent Accounting Pronouncements

Meaning of Other-Than-Temporary-Impairment

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”).  EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired.  The disclosure guidance was fully effective for other-than-temporary impairment evaluations made in reporting periods ending after June 15, 2004, whereas the recognition and measurement guidance has been deferred.  The disclosures required by EITF 03-1 are included in note 2 to the consolidated financial statements.  The Company did not recognize an impairment loss on any investment in 2004 or 2003.

Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”).  SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure is no longer an alternative to financial statement recognition.  For the Company, SFAS No. 123 (R) is effective beginning January 1, 2006.  Since the Company currently has unvested share-based plans, the adoption of these requirements will have an impact on the Company’s financial statements beginning January 1, 2006.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been restated to conform to the 2004 presentation.

(2)           INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2004 and 2003 are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$8,287,952	$67	$30,378	$8,257,641
Mortgage backed securities	16,781,330	46,741	115,248	16,712,823
Municipal securities	9,426,140	205,563	62,186	9,569,517
Corporate securities	250,000	0	625	249,375
Trust preferred securities	250,000	0	0	250,000

	$34,995,422	$252,371	$208,437	$35,039,356

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$4,385,858	$47,003	$998	$4,431,863
Mortgage backed securities	20,742,303	70,634	164,769	20,648,168
Municipal securities	8,857,304	123,923	163,418	8,817,809
Corporate securities	250,000	0	0	250,000
	$34,235,465	$241,560	$329,185	$34,147,840

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$5,579,280	$20,720	$1,270,443	$9,658	$6,849,723	$30,378
Mortgage backed securities	0	0	11,112,381	115,248	11,112,381	115,248
Municipal securities	0	0	2,863,342	62,186	2,863,342	62,186
Corporate securities	0	0	249,375	625	249,375	625
	$5,579,280	$20,720	$15,495,541	$187,717	$21,074,821	$208,437

	December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$0	$0	$430,332	$998	$430,332	$998
Mortgage backed securities	0	0	15,755,308	164,769	15,755,308	164,769
Municipal securities	0	0	4,655,801	163,418	4,655,801	163,418
	$0	$0	$20,841,441	$329,185	$20,841,441	$329,185

At December 31, 2004, unrealized losses in the investment securities portfolio related to debt securities totaled $208,437.  The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary.  From the December 31, 2004 table above 4 out of 5 securities issued by U.S. government agencies, 7 out of 26 securities issued by municipalities, 19 out of 27 mortgage backed securities and the corporate security contained unrealized losses.  These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The amortized cost and estimated fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than 1 year	$7,008,193	$6,987,540
1 to 5 years	500,000	498,600
5 to 10 years	929,516	942,500
More than 10 years	9,776,383	9,897,893
Mortgage backed securities	16,781,330	16,712,823

	$34,995,422	$35,039,356

Proceeds from sales of investment securities in 2004, 2003 and 2002 totaled $6,512,718, $17,163,553 and $12,908,000, respectively. Gross gains and losses are as follows:

	2004	2003	2002

Gross gains on sales	$21,363	$156,224	$165,407
Gross losses on sales	(76,965)	(72,527)	(38,923)
Gross gains on calls	4,794	2,000	0
Gross losses on calls	0	0	(2,345)
Net gains (losses)	$(50,808)	$85,697	$124,139

Securities with a carrying value of $10,835,241 and $18,932,326 at December 31, 2004 and 2003, respectively, were pledged to collateralize public deposits and for other purposes.

(3)                                 LOANS

Major classifications of loans at December 31, 2004 and 2003 are summarized as follows:

		2004	2003

Commercial		$15,350,256	$11,705,627
Real estate		170,093,157	133,597,470
Consumer		7,066,434	4,457,527

		192,509,847	149,760,624
Less:	Allowance for loan losses	2,654,334	2,131,752
	Net unearned loan fees	214,966	165,571

	Net loans	$189,640,547	$147,463,301

An analysis of the activity in the allowance for loan losses is presented below:

	2004	2003	2002

Balance at beginning of year	$2,131,752	$1,889,306	$1,114,411
Provision for loan losses	585,000	266,000	885,000
Loans charged off	(83,995)	(27,028)	(111,198)
Recoveries on loans charged off	21,577	3,474	1,093

	$2,654,334	$2,131,752	$1,889,306

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Fayette, Coweta and other surrounding Georgia counties.  A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

The Company originates certain fixed rate mortgage loans and commits these loans for sale.  The commitments to originate fixed rate mortgage loans and the commitments to sell these loans to a third party are both derivative contracts.  These derivative contracts, which exactly and equally offset each other, are entered into simultaneously and therefore have no effect on the recorded amounts in the financial statements.

The Bank had $154,381 and $100,680 of loans classified as impaired at December 31, 2004 and 2003 respectively.

(4)                                 PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2004 and 2003, are summarized as follows:

	2004	2003

Land	$1,995,062	$1,123,650
Building	2,653,152	2,222,477
Leasehold improvements	357,325	306,381
Equipment, furniture and vehicles	2,219,779	1,751,717

	7,225,318	5,404,225
Less accumulated depreciation and amortization	1,012,558	631,886

	$6,212,760	$4,772,339

Depreciation expense and leasehold amortization were $380,672, $297,720 and $155,393 for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)                                 DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$83,150,335
2006	27,481,378
2007	8,300,197
2008	6,821,289
2009	5,357,768
$131,110,967

The Bank had brokered time deposits at December 31, 2004 and 2003, of approximately $26,221,000 and $20,049,000, respectively.  Brokered time deposits at December 31, 2004 had a weighted average interest rate of 2.64%.

(6)                                 JUNIOR SUBORDINATED DEBENTURES

On September 29, 2004, the Company issued, through a wholly owned Delaware statutory trust, Georgia Bancshares Capital Trust I (the “Trust”), $6,500,000 of preferred beneficial interests in the Company’s unsecured junior subordinated debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $6,702,000 of junior subordinated debentures of the Company, which carry a floating rate of interest adjusted every three months to the three-month London Interbank Offered Rate (LIBOR) plus 2.60%.  At December 31, 2004, this rate was 4.67%.  Of the proceeds received by the Company from the sale of the junior subordinated debentures, $202,000 was used for the common securities of the Trust and $6,500,000 was used to strengthen the capital position of the Bank to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

The trust preferred securities accrue and pay distributions quarterly, at an interest rate equal to the three-month LIBOR rate plus 2.60%. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price with respect to any trust preferred securities called for redemption by the Trust, and payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

The trust preferred securities are mandatorily redeemable upon maturity of the debentures on October 18, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after October 18, 2009. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

(7)                                 FHLB BORROWING AGREEMENT

In 2003, the Bank entered into an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities. Any amounts advanced by the FHLB would be collateralized under a Blanket Floating Lien covering all of the Bank’s 1-4 family first mortgage loans and commercial real estate loans. The Bank may draw advances up to 75% and 50% respectively, of the outstanding balance of these loans based on the agreement with the FHLB.  Additionally, the FHLB allows for borrowing utilizing other assets as collateral such as investments, cash balances and other types of loans.  At December 31, 2004, the Bank had $2 million in advances outstanding under this facility with total collateral valued at $12,108,944.

(8)                                 INCOME TAXES

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Current	$1,087,325	$692,388	$404,510
Deferred	(146,124)	(10,914)	(178,010)
Change in valuation allowance	(52,201)	48,526	0

	$889,000	$730,000	$226,500

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Pretax income at statutory rate	$929,944	$698,036	$278,267
Add:
Tax exempt income	(114,831)	(81,127)	(64,312)
Other, primarily state income taxes	73,887	113,091	12,545

	$889,000	$730,000	$226,500

The following summarizes the sources and expected tax consequences of future taxable deductions (income), which comprise the net deferred taxes at December 31, 2004 and 2003.

	2004	2003
Deferred income tax assets:
Allowance for loan losses	$908,012	$722,810
Net unrealized losses on investment securities	0	29,793
Other	4,277	2,880

Total gross deferred income tax assets	912,289	755,483
Deferred income tax liabilities:
Premises and equipment	(255,358)	(214,883)
Net unrealized gains on investment securities	(16,695)	0

Total gross deferred income tax liabilities	(272,053)	(214,883)

Net deferred income tax asset before valuation allowance	640,236	540,600

Valuation allowance	0	(52,201)

Net deferred income tax asset	$640,236	$488,399

(9)                                 EMPLOYEE AND DIRECTOR BENEFIT PROGRAMS

The Company has a 2001 Stock Incentive Plan (the “Plan”) whereby certain stock-based rights, such as stock options, may be granted to eligible directors and employees.  The number of shares issuable under the Plan is equal to 15% of the outstanding shares of stock of the Company, or 443,153 shares at December 31, 2004.

Under the Plan, the Company granted incentive stock options to certain eligible employees in order that they may purchase Company stock at a price equal to the fair market value on the date of the grant.  All options granted vest over a four-year period.  All options expire after ten years.  A summary of the activity in the Plan is presented below:

	2004		2003		2002
	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share	Shares	Weighted Average Option Price Per Share

Outstanding, beginning of year	187,264	$7.55	186,806	$6.65	98,436	$5.40
Granted during the year	200,275	$14.20	29,131	$12.61	90,702	$8.00
Forfeited during the year	(16,269)	$9.22	(14,354)	$7.07	(2,332)	$6.69
Exercised during the year	(4,142)	$8.20	(14,319)	$6.49	0	—

Outstanding, end of year	367,128	$11.10	187,264	$7.55	186,806	$6.65

Number of shares exercisable	98,190	$6.70	60,334	$6.24	24,316	$5.40

Options outstanding at December 31, 2004 are exercisable at option prices ranging from $5.40 to $15.00, as presented in the table below.  Such options have a weighted average remaining contractual life of approximately eight years.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$5.40 - $8.00	143,086	7 years	$6.53	91,830	$6.28
$11.60 - $15.00	224,042	9 years	$14.04	6,360	$12.76
Outstanding at end of year	367,128	8 years	$11.10	98,190	$6.70

The Company sponsors a defined contribution plan, intended to comply with the requirements of section 401(k) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements.  Contributions to the plan are made each payroll period and are approved annually by the Board of Directors.  The Company matched each participant’s contributions up to 6% of the participant’s eligible compensation, which amounted to $146,705, $90,409 and $35,048 in 2004, 2003 and 2002, respectively.

(10)                          SHAREHOLDERS’ EQUITY

In consideration of their efforts in organizing the Bank and their commitment to serve as its initial directors, the organizers received warrants entitling each of them, for each share purchased by the organizer in the initial stock offering, to purchase at any time before February 18, 2010, an additional share of common stock at the offering price of $10, which adjusted for subsequent stock splits now equals $5.12.  Rights to purchase 680,015 (adjusted for stock splits)

shares were granted to the organizers.  At December 31, 2004 rights to purchase 582,359 shares remained outstanding.  Organizers may not sell or otherwise transfer the warrants without the prior written consent of the Company.

The warrants were not immediately exercisable.  The right to exercise the warrants vested with respect to one-third of the warrant shares per year and all were fully vested by September 9, 2002.  The Company has the right, upon notice from its regulators that the Bank is capital deficient, to require each organizer to exercise or forfeit all of his/her warrants within a specified deadline of the Company’s call for the exercise of the warrants.

The consolidated balance sheet as of December 31, 2003, reflects a liability of $369,250 described as “Stock purchase obligation.”  This amount was recorded in 2001 following the dissention by a minority shareholder to the plan of share exchange to recognize the bank into a holding company structure.  On April 12, 2004, an order was received from the court establishing the aggregate principal sum of $657,730 to be paid to the dissenting shareholder.  This amount was paid on April 13, 2004.  The impact of this settlement on the consolidated balance sheet of the Company was the elimination of the $369,250 stock purchase obligation liability and a reduction of common stock in the amount of the differential, $288,480.

(11)                          DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Company.  Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.  The amount of dividends the Bank may pay in 2005 without prior approval is approximately $1,011,000.

(12)                          REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

Actual capital amounts and ratios are also presented in the table (amounts presented in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$30,233	13.65%	$17,723	8.00%	N/A	N/A
Bank	$29,001	13.16%	$17,630	8.00%	$22,037	10.00%

Tier I Capital to Risk-Weighted Assets:
Consolidated	$27,579	12.45%	$8,861	4.00%	N/A	N/A
Bank	$26,347	11.96%	$8,815	4.00%	$13,222	6.00%

Tier I Capital to Average Assets
Consolidated	$27,579	9.94%	$11,098	4.00%	N/A	N/A
Bank	$26,347	10.55%	$9,992	4.00%	$12,490	5.00%

As of December 31, 2003:
Total Risk-Based Capital to Risk-Weighted Assets:
Consolidated	$21,453	12.36%	$13,881	8.00%	N/A	N/A
Bank	$17,957	10.41%	$13,805	8.00%	$17,256	10.00%

Tier I Capital to Risk-Weighted Assets:
Consolidated	$19,321	11.13%	$6,941	4.00%	N/A	N/A
Bank	$15,825	9.17%	$6,902	4.00%	$10,354	6.00%

Tier I Capital to Average Assets:
Consolidated	$19,321	10.38%	$7,444	4.00%	N/A	N/A
Bank	$15,825	8.54%	$7,415	4.00%	$9,269	5.00%

(13)                          MISCELLANEOUS OPERATING EXPENSES

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2004	2003	2002

Legal and accounting fees	$221,153	$166,517	$151,264
Business development	$153,688	$113,880	$59,698
Supplies	$124,424	$127,688	$99,483

(14)                          RELATED PARTY TRANSACTIONS

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2004:

Beginning balance	$1,928,118
Loans advanced	3,016,925
Repayments	(2,965,658)

Ending balance	$1,979,385

The aggregate amount of deposits of directors and executive officers and their affiliates amounted to $4,532,297 and $2,273,811 at December 31, 2004 and 2003, respectively.

(15)                          COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments could include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Approximate Contract Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$34,864,762	$38,498,728
Standby letters of credit	$2,452,472	$666,974

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank has obtained lines of credit available with correspondent banks to purchase federal funds.  At December 31, 2004, unused lines of credit totaled $9,200,000.

The Company leases various office space for banking facilities under operating lease arrangements.  Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2004 are as follows:

2005	$84,000
2006	66,000
2007	34,500
2008	30,000

Total minimum obligation	$214,500

Total rent expense was $72,000, $37,133 and $37,342  for 2004, 2003 and 2002, repectively.

(16)                          FAIR VALUE OF FINANCIAL INSTRUMENTS

The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Cash and Cash Equivalents

For cash, due from banks, interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Securities Available-for-Sale

Fair values for securities available-for-sale are based on quoted market prices.

Other Investments

The carrying value of other investments approximates fair value.

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Bank Owned Life Insurance

The carrying value of bank owned life insurance reasonably approximates its fair value.

Deposits

The fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Securities Sold Under Agreements to Repurchase

The carrying value of securities sold under agreements to repurchase approximates fair value.

Federal Funds Purchased

The carrying value of federal funds purchased approximates fair value.

FHLB Advances

The fair value of FHLB advances is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

Junior Subordinated Debentures

Because the junior subordinated debentures carry a variable interest rate that reprices frequently, their carrying value approximates fair value.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include, deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amount and estimated fair values (in thousands) of the Company’s financial instruments at December 31,2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$9,747	$9,747	$15,433	$15,433
Securities available-for-sale	$35,039	$35,039	$34,148	$34,148
Other securities	$1,540	$1,540	$1,358	$1,358
Loans, net	$189,641	$189,419	$147,463	$147,912
Bank owned life insurance	$4,715	$4,715	$0	$0

Liabilities:
Deposits	$212,258	$212,857	$181,968	$183,743
Securities sold under agreements to repurchase	$529	$529	$670	$670
Federal funds purchased	$5,500	$5,500	$0	$0
Federal Home Loan Bank advances	$2,000	$1,998	$2,000	$1,996
Junior subordinated debentures	$6,702	$6,702	$0	$0

(17)                          CONDENSED FINANCIAL INFORMATION OF GEORGIA BANCSHARES, INC.

CONDENSED BALANCE SHEETS

as of December 31, 2004 and 2003

	2004	2003
Assets
Cash	$345,651	$2,542,486
Investment in subsidiary	26,373,758	15,766,929
Other investments	1,158,900	956,900

Total assets	$27,878,309	$19,266,315

Liabilities and Shareholders’ Equity

Junior subordinated debentures	$6,702,000	$0
Other liabilities	70,126	3,500
Total liabilities	6,772,126	3,500

Shareholders’ equity	21,106,183	19,262,815

Total liabilities and shareholders’ equity	$27,878,309	$19,266,315

CONDENSED STATEMENTS OF EARNINGS

for the year ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Interest income from bank subsidiary	$15,305	$47,213	$80,856
Interest and dividends on investments	5,660	0	0
Total income	20,965	47,213	80,856

Expenses:
Interest expense	80,883	0	3,385
Legal and accounting	71,236	46,210	13,059
Other expenses	44,475	47,016	23,610
Total expenses	196,594	93,226	40,054

Income (loss) before income taxes and equity in undistributed net earnings of subsidiary	(175,629)	(46,013)	40,802

Income taxes	0	0	8,500

Income (loss) before equity in undistributed net earnings of subsidiary	(175,629)	(46,013)	32,302

Equity in undistributed net earnings of subsidiary	2,021,757	1,369,060	559,631

Net earnings	$1,846,128	$1,323,047	$591,933

CONDENSED STATEMENTS OF CASH FLOWS

for the year ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$1,846,128	$1,323,047	$591,933
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed net earnings of subsidiary	(2,021,757)	(1,369,060)	(559,631)
Other operating activities	66,626	(5,000)	49,674

Net cash provided by (used in) operating activities	(109,003)	(51,013)	81,976

Cash flows from investing activities:
Capital infusion to subsidiary	(8,500,000)	(500,000)	(2,500,000)
Purchase of other investments	(202,000)	(650,900)	0
Payments on other borrowings	0	0	(400,000)

Net cash used in investing activities	(8,702,000)	(1,150,900)	(2,900,000)

Cash flows from financing activities:
Proceeds from junior subordinated debentures	6,702,000	0	0
Net proceeds of stock offering	0	0	6,459,454
Proceeds from exercise of warrants and options	200,648	92,973	0
Payments on fractional shares	0	(4,517)	0
Proceeds from sale of treasury stock	0	42,185	200
Purchase of treasury stock	0	(42,867)	(1,772)
Settlement of stock purchase obligation	(288,480)	0	0

Net cash provided by financing activities	6,614,168	87,774	6,457,882

Net increase in cash	(2,196,835)	(1,114,139)	3,639,858

Cash at beginning of year	2,542,486	3,656,625	16,767

Cash at end of year	$345,651	$2,542,486	$3,656,625

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.  Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that has not been reported.

PART III

Some information required by Part III is omitted from this annual report because we will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the financial year covered by this annual report, and this information is incorporated herein by reference into this annual report.

Item 10.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 11, 2005.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 11, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 11, 2005.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 11, 2005.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from our proxy statement for the annual meeting of shareholders to be held on May 11, 2005.

Item 15.    Exhibit and Financial Statement Schedules

(a)                                  (1) List of All Financial Statements.  The following consolidated financial statements and report of independent certified public accountants of Georgia Bancshares are included in this Annual Report on Form 10-K:

•                  Independent Auditors’ Reports

•                  Consolidated Balance Sheets as of December 31, 2004 and 2003

•                  Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

•                  Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

•                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•                  Notes to Consolidated Financial Statements

(a)                                  (2)  The financial statement schedules are either included in the financial statements or are not applicable

(a)                                  (3)  Exhibits Required by Item 601.  The following exhibits are attached hereto or incorporated by reference herein                         (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange                                                                                     Commmission):

3.1                                 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-74710).

3.2                                 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2, File No. 333-74710).

4.1                                 See Exhibits 3.1 and 3.2 for provisions in Georgia Bancshares’ Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2                                 Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-74710).

4.3                                 Georgia Bancshares, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.4                                 Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.5                                 Form of First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.6                                 Form of Second Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.7                                 Form of Third Amendment to Warrant Agreement. (incorporated by reference to Exhibit 4.7 of the Second Amendment to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002; File No. 333-74710)

5.1                                 Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-74710).

10.1                           Real Estate Agreement dated June 1, 1999 between The Bank of Georgia and Charles B. Miles & S. Reid Hutchings (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

10.2                           Guarantee Agreement between the Company and Wilmington Trust Company, dated September 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K; File No. 000-50188)

10.3                           Amended and Restated Trust Agreement among the Company, Wilmington Trust Company and certain administrative trustees, dated September 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K; File No. 000-50188)

21                                    Subsidiaries.

23.1                           Consent of Porter Keadle Moore, LLP.

23.2                           Consent of Abbott, Jordan & Koon, LLC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA BANCSHARES, INC.

Date:	March 29, 2005	By:	/s/ Ira P. Shepherd, III
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

Signatures	Title	Date

/s/ Ira P. Shepherd, III
Ira P. Shepherd, III	President, Chief Executive Officer (principal executive officer), and Director	March 29, 2005

/s/ C. Lynn Gable
C. Lynn Gable	Chief Financial Officer (principal accounting and financial officer)	March 29, 2005

/s/ Arlie C. Aukerman
Arlie C. Aukerman	Director	March 29, 2005

/s/ Joseph S. Black
Joseph S. Black	Vice Chairman, Director	March 29, 2005

/s/ Rick A. Duncan
Rick A. Duncan	Director, Executive Vice President	March 29, 2005

/s/ Dale K. Geeslin
Dale K. Geeslin	Secretary, Director	March 29, 2005

/s/ Malcolm R. Godwin
Malcolm R. Godwin	Director, Executive Vice President	March 29, 2005

/s/ W. Robert Hancock
W. Robert Hancock	Director	March 29, 2005

/s/ Vincent M. Rossetti
Vincent M. Rossetti	Director	March 29, 2005

/s/ Donnie H. Russell
Donnie H. Russell	Director	March 29, 2005

/s/ Thomas G. Sellmer
Thomas G. Sellmer	Director	March 29, 2005

/s/ Enrico A. Stanziale
Enrico A. Stanziale	Chairman, Director	March 29, 2005

/s/ James H. Webb, Jr.
James H. Webb, Jr.	Director	March 29, 2005

Exhibit List

3.1                                 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-74710).

3.2                                 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2, File No. 333-74710).

4.1                                 See Exhibits 3.1 and 3.2 for provisions in Georgia Bancshares’ Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2                                 Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-74710).

4.3                                 Georgia Bancshares, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.4                                 Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.5                                 Form of First Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.6                                 Form of Second Amendment to Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

4.7                                 Form of Third Amendment to Warrant Agreement. (incorporated by reference to Exhibit 4.7 of the Second Amendment to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002; File No. 333-74710)

10.1                           Real Estate Agreement dated June 1, 1999 between The Bank of Georgia and Charles B. Miles & S. Reid Hutchings (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2; File No. 333-74710).

10.2                           Guarantee Agreement between the Company and Wilmington Trust Company, dated September 29, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K; File No. 000-50188)

10.3                           Amended and Restated Trust Agreement among the Company, Wilmington Trust Company and certain administrative trustees, dated September 29, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K; File No. 000-50188)

21                                    Subsidiaries.

23.1                           Consent of Porter Keadle Moore, LLP.

23.2                           Consent of Abbott, Jordan & Koon, LLC.

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