Form 10-Q
period 2005-03-31
GEORGIA BANCSHARES INC//
filed 2005-05-12
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,972,813 shares of common stock were issued and outstanding as of April 29, 2005.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,333,795	$4,631,303
Interest-bearing deposits in other banks	121,426	5,115,984
Federal funds sold	5,977,000	0
Cash and cash equivalents	14,432,221	9,747,287
Investment securities:
Securities available-for-sale	33,731,879	35,039,356
Other investments	1,637,241	1,540,466
	35,369,120	36,579,822

Loans, gross	202,986,289	192,294,881
Loan loss reserve	2,745,571	2,654,334
Loans, net	200,240,718	189,640,547

Accrued interest receivable	1,775,785	1,612,109
Premises and equipment, net	6,211,994	6,212,760
Bank owned life insurance	4,760,106	4,715,027
Other assets	1,446,955	1,042,499
Total assets	$264,236,899	$249,550,051

Liabilities:
Deposits:
Noninterest-bearing	$31,198,827	$22,666,896
NOW	33,479,383	29,139,505
Savings	22,958,031	29,340,650
Time deposits $100,000 and over	83,236,509	78,243,539
Other time deposits	62,824,825	52,867,428
Total deposits	233,697,575	212,258,018

Securities sold under agreements to repurchase	816,185	529,358
Federal funds purchased	0	5,500,000
Federal Home Loan Bank advances	0	2,000,000
Junior subordinated debentures	6,702,000	6,702,000
Accrued interest payable and other liabilities	1,447,391	1,454,492
Total liabilities	242,663,151	228,443,868

Shareholders’ Equity
Common stock	17,217,471	17,217,471
Retained earnings	4,482,959	3,861,473
Accumulated other comprehensive income (loss)	(126,682)	27,239
Total shareholders’ equity	21,573,748	21,106,183

Total liabilities and shareholders’ equity	$264,236,899	$249,550,051

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$3,624,900	$2,735,110
Interest and dividends on investments	325,232	311,912
Interest on federal funds sold and other interest income	132	17,085
Total interest income	3,950,264	3,064,107

Interest expense:
Interest on deposits	1,148,779	1,016,208
Interest on securities sold under agreements to repurchase	1,370	1,318
Interest on other borrowed funds	151,289	10,829
Total interest expense	1,301,438	1,028,355

Net interest income	2,648,826	2,035,752

Provision for loan losses	96,600	80,000

Net interest income after provision for loan losses	2,552,226	1,955,752

Other income:
Service charges on deposit accounts	71,070	79,339
Gains (losses) on sale of other assets	599	(4,678)
Gains on sales of securities available-for-sale	0	1,074
Mortgage banking income	105,553	0
Other operating income	100,247	30,070
Total other income	277,469	105,805

Other expense:
Salaries and employee benefits	1,202,069	879,293
Occupancy and equipment expense	210,383	164,005
Data processing	156,312	149,682
Other operating expenses	336,445	271,718
Total other expense	1,905,209	1,464,698

Income before income taxes	924,486	596,859

Income tax expense	303,000	210,000

Net earnings	$621,486	$386,859

Basic earnings per share	$0.21	$0.13

Diluted earnings per share	$0.18	$0.11

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$621,486	$386,859
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	147,433	135,025
Provision for loan losses	96,600	80,000
(Gains) losses on sales of securities available-for-sale	0	(1,074)
(Gains) losses on sale of other assets	(599)	4,678
Deferred income taxes	(38,641)	(69,612)
Changes in operating assets and liabilities:
Unearned loan fees, net	(80,373)	19,215
Accrued interest receivable	(163,676)	(136,914)
Increase in bank owned life insurance	(45,079)	0
Other assets	(270,878)	(67,952)
Accrued interest payable and other liabilities	(7,101)	52,277
Net cash provided by operating activities	259,172	402,502

Cash flows from investing activities:
Purchases of available-for-sale securities	0	(1,054,911)
Proceeds from sales and pay downs of securities available-for-sale	1,004,365	3,668,850
Proceeds from maturities of securities available-for-sale	0	100,000
Purchases of other investments	(96,775)	0
Proceeds from redemption of other investments	0	50,200
Net increase in loans	(10,616,398)	(10,383,167)
Purchases of premises and equipment	(91,814)	(537,778)
Net cash used in investing activities	(9,800,622)	(8,156,806)

Cash flows from financing activities:
Net increase in deposits	21,439,557	15,317,429
Net change in federal funds purchased	(5,500,000)	0
Net change in securities sold under agreements to repurchase	286,827	90,999
Payments on Federal Home Loan Bank advances	(2,000,000)	0
Net cash provided by financing activities	14,226,384	15,408,428

Net increase in cash and cash equivalents	4,684,934	7,654,124

Cash and cash equivalents at beginning of period	9,747,287	15,432,998

Cash and cash equivalents at end of period	$14,432,221	$23,087,122

Supplemental disclosures:
Cash paid during the period for interest	$1,384,681	$1,012,737
Cash paid during the period for income taxes	$0	$156,909

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available-for-sale, net of tax	$(153,921)	$298,341

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2004 Annual Report.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our Annual Report on Form 10-K.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Accordingly, the Company has recorded no expense in the quarters ended March 31, 2005 and March 31, 2004 related to its stock options.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosure of net income and basic and diluted earnings per common share.

		For the three months ended March 31,
		2005	2004
Net income	As reported	$621,486	$386,859
	Effect of stock options grants	(52,814)	(33,362)
	Pro forma	$568,672	$353,497

Basic earnings per share	As reported	$0.21	$0.13
	Pro forma	$0.19	$0.12
Diluted earnings per share	As reported	$0.18	$0.11
	Pro forma	$0.16	$0.10

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2005 and 2004.

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Three Months Ended March 31, 2005:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(248,259)	$94,338	$(153,921)
Reclassification adjustment for gains included in net income	0	0	0

Other comprehensive income	$(248,259)	$94,338	$(153,921)

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Three Months Ended March 31, 2004:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$453,106	$(154,056)	$299,050
Reclassification adjustment for gains included in net income	(1,074)	365	(709)

Other comprehensive income	$452,032	$153,691	$298,341

Accumulated other comprehensive income consists solely of the unrealized gain or loss on securities available for sale, net of the deferred tax effects.

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

	Three Months Ended March 31,
	2005	2004
Net income per share – basic computation:

Net income	$621,486	$386,859

Average common shares outstanding - basic	2,972,813	2,936,119

Net income per share - basic	$0.21	$0.13

Net income per share - diluted computation:

Net income	$621,486	$386,859

Average common shares outstanding - basic	2,972,813	2,936,119

Incremental shares from assumed conversions:
Stock options and warrants	495,179	492,905

Average common shares outstanding - diluted	3,467,992	3,429,024

Net income per share – diluted	$0.18	$0.11

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2005, net interest income increased $613,074, or 30.12%, to $2,648,826 as compared to $2,035,752 for the same period in 2004.  Interest income from loans, including fees, increased $889,790, or 32.53%, to $3,624,900 at March 31, 2005, as compared to $2,735,110 for the three months ended March 31, 2004.  This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $189,640,547 at December 31, 2004, to $200,240,718 at March 31, 2005, and a decrease in the average interest cost of deposits and other interest bearing liabilities.  Income on investment securities increased $13,320, or 4.27%, to $325,232 for the three months ended March 31, 2005, as compared to $311,912 at March 31, 2004.  This increase is primarily attributable to a small increase in the overall size of the investment securities portfolio during the period, as well as adjustments to the mix of the types of securities within the portfolio. Interest expense for the three months ended March 31, 2005 was $1,301,438, as compared to $1,028,355 for the same period in 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended March 31, 2005, the provision charged to expense was $96,600 as compared to $80,000 for the same period in 2004.   The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.35% of gross loans at March 31, 2005 and 1.38% at December 31, 2004.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and possible loss exposures on specific loans that we have identified for special scrutiny.

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

Noninterest Income

Noninterest income for the three months ended March 31, 2005 was $277,469, an increase of $171,664 from $105,805 during the comparable period in 2004.  Gains on securities available-for-sale amounted to only $1,074 in 2004 and $0 in 2005. We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations. The service charges on deposit accounts component of noninterest income decreased slightly by $8,269, or 10.42%, to $71,070 as compared to $79,339 for the three months ended March 31, 2004. Most noteworthy was the increase in other operating income between the two periods.  Other operating income increased 584.40% from $30,070 for the three month period in 2004 to $205,800 in 2005.  The primary reason for this increase is the start-up of a mortgage origination department within the bank on July 1, 2004.  Mortgage origination fees totaled $105,553 for the first three months of 2005.  Also reflected in other operating income is $45,079 increase in the cash value of bank owned life insurance.  These policies were acquired by the bank in December 2004.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $1,905,209, or 30.08% higher than the $1,464,698 for the three months ended March 31, 2004.  The largest increase was in personnel costs, which increased from $879,293 in the first quarter of 2004 to $1,202,069, or an increase of 36.71%.  The increase is attributable to the hiring of additional staff to support the growth in our branch network as well as the staffing of our mortgage origination department. Occupancy expense increased to $210,383 from $164,005. This increase is attributable to the opening of new locations in Sharpsburg in early 2004 and in Fairburn in late 2004. Data processing costs rose modestly to $156,312 from $149,682, for an increase of $6,630, or 4.43%, over the comparable period from a year ago. Other operating expenses increased to $336,445 from $271,718, an increase of $64,727, or 23.82%, over the same period in 2004.  Other operating expenses include legal and accounting fees, office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums.  This increase is attributable to the growth we have experienced during the past 12 months. This growth is evidenced by the fact that total assets have increased from $221,237,535 at March 31, 2004, to $249,550,051 at December 31, 2004, to $264,236,899 at March 31, 2005.

Income Taxes

The income tax provision for the three months ended March 31, 2005 was $303,000 as compared to $210,000 for the same period in 2004. These increases in provisions for income taxes resulted from increased income before taxes.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2005 of $621,486 as compared to $386,859 for the same period in 2004, an increase of $234,627, or 60.65%.

Assets and Liabilities

During the first three months of 2005, total assets increased $14,686,848, or 5.89%, to $264,236,899 as compared to $249,550,051 at December 31, 2004.  The primary sources of growth in assets were net loans, which increased $10,600,171 from December 31, 2004 to March 31, 2005, and federal funds sold, which increased from $0 to $5,977,000 during the first three months of 2005.  This increase in federal funds sold is a result of prepayments on our investments in mortgage-backed securities, the proceeds of which were being held as overnight funds until they could be profitably redeployed into loans and other investments, and growth in deposits resulting from expansion of our retail branch network. Investment securities have decreased by $1,307,477 over the balances reflected in the December 31, 2004 financial statements.  Total deposits increased $21,439,557, or 10.10%, to $233,697,575 from the December 31, 2004 amount of $212,258,018.  At March 31, 2005, securities sold under agreements to repurchase had increased to $816,185 from $529,358; an increase of $286,827, or 54.18%.  These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured.   In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta.  At December 31, 2004 we had $2,000,000 outstanding in FHLB advances, which were repaid at their maturity in February 2005.

Investment Securities

Investment securities available-for-sale decreased from $35,039,356 at December 31, 2004 to $33,731,879 at March 31, 2005.  Although the overall value of investment securities available-for-sale changed very little since the beginning of 2005 ($1,307,477 or a 3.73% decrease), market conditions have required changes in the mix of securities within the portfolio. The recent refinancing boom among homeowners has caused high rates of repayments on our higher coupon mortgage backed securities. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly, resulting in small balances on many of our securities. We sold these securities and intend to reinvest the funds in higher yielding loans, or in lower coupon rate mortgage backed securities that will provide more stable cash flows. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates.  While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax-free securities and we have increased our purchases of tax-free securities during the last 12 months. When we purchase tax-free securities we typically give priority to the purchase of tax-free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at March 31, 2005.

Other investments increased by $96,775 from December 31, 2004 to March 31, 2005 as a result of the Federal Home Loan Bank requiring the bank to increase the amount of FHLB stock owned by the company.

Loans

Net loans increased $10,600,171, or 5.59%, from December 31, 2004 to March 31, 2005.  As shown below, the main component of growth in the loan portfolio was real estate construction and land development loans, which increased 6.89%, or $7,339,587.  In addition, residential mortgage loans increased $2,421,947, or 45.33%, over the balances outstanding on December 31, 2004.  Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate.  Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

COMPOSITION OF LOAN PORTFOLIO

	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
Real estate - construction and land development	$113,879,187	56.07%	$106,539,600	55.34%
Real estate - residential	7,765,027	3.82%	5,343,080	2.78%
Real estate - non-farm and non-residential	58,384,818	28.75%	58,210,477	30.24%
Commercial, financial and agricultural	14,854,904	7.31%	15,350,256	7.97%
Consumer	7,866,985	3.87%	6,300,757	3.27%
All other loans	369,961	0.18%	765,676	0.40%
Loans, gross	203,120,882	100.00%	192,509,846	100.00%
Deferred loan fees	(134,593)		(214,965)
Allowance for loan losses	(2,745,571)		(2,654,334)
Loans, net	$200,240,718		$189,640,547

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2005	December 31, 2004
Loans: Non-accrual loans	$69,512	$154,381

Accruing loans more than 90 days past due	$0	$0

Loans identified by the internal review mechanism:
Criticized	$0	$0
Classified	$2,693,114	$4,615,607

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2004 and the three months ended March 31, 2005.

ALLOWANCE FOR LOAN LOSSES

	March 31, 2005	December 31, 2004
Average loans outstanding	$198,158,148	$171,729,818
Gross loans outstanding at period end	$202,986,289	$192,294,881
Total non-performing loans	$69,512	$154,381

Beginning balance of allowance	$2,654,334	$2,131,752

Loans charged off:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	(3,676)	(40,164)
Consumer	(2,182)	(43,831)
Total loans charged off	(5,858)	(83,995)

Recoveries:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	0	20,114
Consumer	495	1,463
Total recoveries	495	21,577

Net loans charged off	(5,363)	(62,418)

Provision for loan losses	96,600	585,000

Balance at period end	$2,745,571	$2,654,334

Allowance as a percent of total loans	1.35%	1.38%
Non-performing loans as a percentage of total loans	0.03%	0.08%
Non-performing loans as a percentage of allowance	2.53%	5.82%
Ratio of net charge-offs to average gross loans outstanding during the period	0.00%	0.04%

Deposits

At March 31, 2005, total deposits were $233,697,575, an increase of $21,439,557, or 10.10%, from December 31, 2004. All categories of deposits realized a gain over amounts recorded as of December 31, 2004, with the exception of savings (which includes money market) accounts.  Noninterest bearing demand deposits increased $8,531,931, or 37.64%, from December 31, 2004 to March 31, 2005.  During this same period, interest bearing demand deposits increased $4,339,878, or 14.89%. Certificates of deposit increased $14,950,367, or 11.40%, from December 31, 2004 to March 31, 2005.  At March 31, 2005, certificates of deposit included brokered deposits totaling $39,810,000. We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits.  For this reason, we anticipate continuing to utilize brokered deposits as a funding source.  However, our business plan places a strong emphasis on local deposit growth.  In order to build local core deposits, we believe that we need to provide convenience to both retail and consumer depositors in our market area.  We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas.  Toward this end, we opened the supermarket branch in the Kroger store in Towne Center south of Fayetteville in June 2003, we opened our new full-service branch in Tyrone in August 2003, we opened our new full-service branch in Sharpsburg in April 2004 and we opened our new full-service branch in Fairburn in November 2004.

Advances from the Federal Home Loan Bank

As of December 31, 2004, we had $2,000,000 in advances from the Federal Home Loan Bank outstanding.   These advances were repaid at their maturity in February 2005.  We borrow from the Federal Home Loan Bank from time to time.  We use these borrowings as a source of liquidity and to fund loans when appropriate.  Borrowings are under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta.  Under this agreement, we assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances.  This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and federal funds sold are our primary sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loan-to-total funds ratio, which was at 84.15% at March 31, 2005 and 84.72% at December 31, 2004.

Securities available-for-sale, which totaled $33,731,879 at March 31, 2005, serve as a secondary source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.

At March 31, 2005, unused federal funds lines of credit totaled $14,700,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from internet sources.

Capital Resources

Total shareholders’ equity increased from $21,106,183 at December 31, 2004 to $21,573,748 at March 31, 2005.  The increase is due to net income for the three months ending March 31, 2005 of $621,486 and an after tax decrease of $153,921 in the fair value of securities available-for-sale.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum.  Both the company and the bank exceeded their minimum regulatory capital ratios as of March 31, 2005

The following table summarizes our risk-based capital at March 31, 2005:

Shareholders’ equity	$21,573,748
Plus: unrealized loss on available-for-sale securities	126,682
Plus: qualifying trust preferred securities	6,500,000
Tier 1 capital	28,200,430
Plus: allowance for loan losses (1)	2,745,571
Total capital	$30,946,001
Risk-weighted assets	$229,597,000
Total average assets for the quarter ended March 31, 2005	$282,929,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	12.28%
Total capital (to risk-weighted assets)	13.48%
Tier 1 capital (to total average assets)	9.97%

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

We measure this exposure based on an immediate change in interest rates of up or down 200 basis points.  Given this scenario, the bank had, at the end of the period, an exposure to falling rates and a benefit from rising rates.  More specifically, for the period ended March 31, 2005 the model forecasts a decline in net interest income of $513 thousand or -19.35%, as a result of a 200 basis point decline in rates.  The model also predicts a $256 thousand increase in net interest income, or +9.78% as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by ALCO.  The following chart reflects our sensitivity to changes in interest rates as of March 31, 2005.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of March 31, 2005

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$2,136,225	$2,648,826	$2,905,202
Dollar change net interest income	$(512,601)	$0	$256,376
Percent change net interest income	(19.35)%	0.00%	9.78%

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

Our primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor we consider in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period.  We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the first year.  At March 31, 2005, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $51,382,635.  This asset-sensitive position is primarily attributable to the fact that 77.08% of the loan portfolio is scheduled to mature or reprice during the next 12 months, whereas only 57.31% of rate-sensitive deposits are scheduled to mature or reprice during the same 12 month period.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005 in timely alerting us to material information that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

GEORGIA BANCSHARES, INC.

Date: May 12, 2005	By:	/s/ Ira P. Shepherd, III
Ira P. Shepherd, III
President & Chief Executive Officer

	By:	/s/ C. Lynn Gable
C. Lynn Gable
Principal Accounting Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.