Form 10-Q
period 2005-06-30
GEORGIA BANCSHARES INC//
filed 2005-08-15
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,974,512 shares of common stock were issued and outstanding as of August 12, 2005.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,691,121	$4,631,303
Interest-bearing deposits in other banks	142,884	5,115,984
Federal funds sold	1,903,000	0
Cash and cash equivalents	10,737,005	9,747,287
Investment securities:
Securities available-for-sale	26,352,614	35,039,356
Other investments	1,997,241	1,540,466
	28,349,855	36,579,822

Loans, gross	209,144,930	192,294,881
Loan loss reserve	2,841,792	2,654,334
Loans, net	206,303,138	189,640,547

Accrued interest receivable	2,132,675	1,612,109
Premises and equipment, net	6,142,468	6,212,760
Bank owned life insurance	4,802,626	4,715,027
Other assets	1,429,851	1,042,499
Total assets	$259,897,618	$249,550,051

Liabilities:
Deposits:
Noninterest-bearing	$29,637,126	$22,666,896
NOW	31,124,361	29,139,505
Savings	19,097,297	29,340,650
Time deposits $100,000 and over	75,442,784	78,243,539
Other time deposits	63,342,401	52,867,428
Total deposits	218,643,969	212,258,018

Securities sold under agreements to repurchase	527,283	529,358
Federal funds purchased	0	5,500,000
Federal Home Loan Bank advances	10,000,000	2,000,000
Junior subordinated debentures	6,702,000	6,702,000
Accrued interest payable and other liabilities	1,672,086	1,454,492
Total liabilities	237,545,338	228,443,868

Shareholders’ Equity
Common stock	17,231,072	17,217,471
Retained earnings	5,115,202	3,861,473
Accumulated other comprehensive income	6,006	27,239
Total shareholders’ equity	22,352,280	21,106,183

Total liabilities and shareholders’ equity	$259,897,618	$249,550,051

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Interest income:
Interest and fees on loans	$3,733,297	$2,811,235
Interest and dividends on investments	267,502	295,355
Interest on federal funds sold and other interest income	22,029	20,872
Total interest income	4,022,828	3,127,462

Interest expense:
Interest on deposits	1,284,912	993,623
Interest on securities sold under agreements to repurchase	1,482	1,345
Interest on other borrowed funds	168,453	10,233
Total interest expense	1,454,847	1,005,201

Net interest income	2,567,981	2,122,261

Provision for loan losses	96,600	70,000

Net interest income after provision for loan losses	2,471,381	2,052,261

Other income:
Service charges on deposit accounts	93,345	78,644
Gains on sales of securities available-for-sale	0	4,795
Mortgage banking income	159,550	0
Other operating income	104,408	44,193
Total other income	357,303	127,632

Other expense:
Salaries and employee benefits	1,211,787	849,785
Occupancy and equipment expense	210,921	180,580
Data processing	154,165	140,909
Other operating expenses	371,497	302,245
Total other expense	1,948,370	1,473,519

Income before income taxes	880,314	706,374

Income tax expense	248,071	213,000

Net earnings	$632,243	$493,374

Basic earnings per share	$0.21	$0.17

Diluted earnings per share	$0.18	$0.15

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Interest income:
Interest and fees on loans	$7,358,197	$5,546,345
Interest and dividends on investments	592,734	607,267
Interest on federal funds sold and other interest income	22,161	37,957
Total interest income	7,973,092	6,191,569

Interest expense:
Interest on deposits	2,433,691	2,009,831
Interest on securities sold under agreements to repurchase	2,852	2,663
Interest on other borrowed funds	319,742	21,062
Total interest expense	2,756,285	2,033,556

Net interest income	5,216,807	4,158,013

Provision for loan losses	193,200	150,000

Net interest income after provision for loan losses	5,023,607	4,008,013

Other income:
Service charges on deposit accounts	164,415	157,983
Gains (losses) on sale of other assets	599	(4,678)
Gains on sales of securities available-for-sale	0	5,869
Mortgage banking income	265,103	0
Other operating income	204,655	74,263
Total other income	634,772	233,437

Other expense:
Salaries and employee benefits	2,413,856	1,729,078
Occupancy and equipment expense	421,304	344,585
Data processing	310,477	290,591
Other operating expenses	707,942	573,963
Total other expense	3,853,579	2,938,217

Income before income taxes	1,804,800	1,303,233

Income tax expense	551,071	423,000

Net earnings	$1,253,729	$880,233

Basic earnings per share	$0.42	$0.30

Diluted earnings per share	$0.36	$0.26

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,253,729	$880,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	289,054	261,121
Provision for loan losses	193,200	150,000
Gains on sales of securities available-for-sale	0	(5,869)
(Gains) losses on sale of other assets	(599)	4,678
Deferred income taxes	(77,281)	(97,611)
Changes in operating assets and liabilities:
Unearned loan fees, net	(88,152)	197
Accrued interest receivable	(520,566)	(219,548)
Increase in bank owned life insurance	(87,599)	0
Other assets	(296,459)	(97,685)
Accrued interest payable and other liabilities	217,594	103,825
Net cash provided by operating activities	882,921	979,341

Cash flows from investing activities:
Purchases of available-for-sale securities	(625,000)	(8,449,634)
Proceeds from sales and pay downs of securities available-for-sale	2,175,854	7,015,427
Proceeds from maturities of securities available-for-sale	7,000,000	1,930,000
Purchases of other investments	(456,775)	0
Proceeds from redemption of other investments	0	50,200
Net increase in loans	(16,767,639)	(14,000,436)
Purchases of premises and equipment	(117,120)	(701,750)
Net cash used in investing activities	(8,790,680)	(14,156,193)

Cash flows from financing activities:
Net increase in deposits	6,385,951	33,759,792
Net change in federal funds purchased	(5,500,000)	0
Net change in securities sold under agreements to repurchase	(2,075)	(56,036)
Payments on Federal Home Loan Bank advances	(2,000,000)	0
Proceeds from Federal Home Loan Bank advances	10,000,000	0
Proceeds from exercise of employee stock options	13,601	0
Settlement of stock purchase obligation	0	(657,730)
Net cash provided by financing activities	8,897,477	33,046,026

Net increase in cash and cash equivalents	989,718	19,869,174

Cash and cash equivalents at beginning of period	9,747,287	15,432,998

Cash and cash equivalents at end of period	$10,737,005	$35,302,172

Supplemental disclosures:
Cash paid during the period for interest	$2,563,677	$2,013,046
Cash paid during the period for income taxes	$716,000	$545,909

Non-cash investing and financing activities:
Change in unrealized gains on securities available-for-sale, net of tax	$(21,233)	$(488,708)

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2004 Annual Report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our Annual Report on Form 10-K.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Accordingly, the Company has recorded no expense in the six months ended June 30, 2005 and June 30, 2004 related to its stock options.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosure of net income and basic and diluted earnings per common share.

		For the six months ended
		June 30,
		2005	2004
Net income	As reported	$1,253,729	$880,233
	Effect of stock option grants	(104,836)	(81,992)
	Pro forma	$1,148,893	798,241

Basic earnings per share	As reported	$0.42	$0.30
	Pro forma	$0.39	$0.27
Diluted earnings per share	As reported	$0.36	$0.26
	Pro forma	$0.33	$0.23

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six-month periods ended June 30, 2005 and 2004.

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Six Months Ended June 30, 2005:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(34,246)	$13,013	$(21,233)
Reclassification adjustment for gains included in net income	—	—	—
Other comprehensive income (loss)	$(34,246)	$13,013	$(21,233)

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Six Months Ended June 30, 2004:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(746,336)	$253,754	$(492,582)
Reclassification adjustment for gains included in net income	5,869	(1,995)	3,874
Other comprehensive income (loss)	$(740,467)	$251,759	$(488,708)

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

	Three Months Ended June 30,
	2005	2004
Net income per share – basic computation:

Net income	$632,243	$493,374

Average common shares outstanding - basic	2,973,074	2,936,119

Net income per share - basic	$0.21	$0.17

Net income per share - diluted computation:

Net income	$632,243	$493,374

Average common shares outstanding - basic	2,973,074	2,936,119

Incremental shares from assumed conversions:
Stock options and warrants	523,818	442,867

Average common shares outstanding - diluted	3,496,892	3,378,986

Net income per share – diluted	$0.18	$0.15

All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Six Months Ended June 30,
	2005	2004
Net income per share – basic computation:

Net income	$1,253,729	$880,233

Average common shares outstanding - basic	2,972,944	2,936,119

Net income per share - basic	$0.42	$0.30

Net income per share - diluted computation:

Net income	$1,253,729	$880,233

Average common shares outstanding - basic	2,972,944	2,936,119

Incremental shares from assumed conversions:
Stock options and warrants	509,818	467,899

Average common shares outstanding - diluted	3,482,762	3,404,018

Net income per share – diluted	$0.36	$0.26

All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to:

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

Results of Operations

Net Interest Income

For the three months ended June 30, 2005, net interest income increased $445,720, or 21.00% to $2,567,981 as compared to $2,122,261 for the same period in 2004.  Interest income from loans, including fees, increased $922,062 or 32.80% to $3,733,297 at June 30, 2005, as compared to $2,811,235 at June 30, 2004.  This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $161,313,540 at June 30, 2004, to $206,303,138 at June 30, 2005, and increases in loan rates as evidenced by the gradual increases in the prime interest rate experienced over the past twelve months.  Income on investment securities decreased $27,853, or -9.43%, to $267,502 for the three months ended June 30, 2005 as compared to $295,355 at June 30, 2004.  This decrease is primarily attributable to the decrease in the overall size of the investment securities portfolio during the period.  Interest expense for the three months ended June 30, 2005 was $1,454,847 as compared to $1,005,201 for the same period in 2004.

For the six months ended June 30, 2005, net interest income increased $1,058,794, or 25.46%, to $5,216,807 as compared to $4,158,013 for the same period in 2004.  Interest income from loans, including fees, increased $1,811,852, or 32.67%, to $7,358,197 at June 30, 2005, as compared to $5,546,345 at June 30, 2004.  Income on investment securities, however, declined $14,533 or -2.39% to $592,734 for the six months ended June 30, 2005 as compared to $607,267 at June 30, 2004.  This decrease was primarily attributable to heavy prepayments on higher yielding mortgage backed securities experienced during 2004 and 2005.  Interest expense for the six months ended June 30, 2005 was $2,756,285 as compared to $2,033,556 for the same period in 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended June 30, 2005, the provision charged to expense was $96,600 as compared to $70,000 for the same period in 2004.  For the six months ended June 30, 2005, the provision charged to expense was $193,200 as compared to $150,000 for the same period in 2004.   The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.36% of gross loans at June 30, 2005 and 1.38% at December 31, 2004.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and loss exposures on specific loans that we have identified for special scrutiny.

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

Noninterest Income

Noninterest income for the three months ended June 30, 2005 was $357,303, an increase of $229,671, or 179.95%, from the $127,632 recorded during the comparable period in 2004.  Gains on sales of securities available-for-sale amounted to only $4,795 in 2004 and were $0 in 2005.  We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations.  The service charge income component of noninterest income increased $14,701, or 18.69%, to $93,345 as compared to $78,644 for the three- months ended June 30, 2004.  This increase is reflective of the increase in consumer deposit accounts realized between the two periods.  Also, other operating income increased $60,215 to $104,408 for the three-months ended June 30, 2005 as compared to $44,193 for the three month period in 2004.  This amount is reflective of the additional ATM surcharge fees that are generated as we continue to expand our branch network and a $42,520 increase in the cash value of bank owned life insurance recognized during the second quarter of 2005. The most significant component of noninterest income has become mortgage banking income. A mortgage origination department within the bank was started up on July 1, 2004. Mortgage origination and related fees totaled $159,550 during the three months ended June 30, 2005.

For the six months ended June 30, 2005, noninterest income was $634,772, an increase of $401,335, or 171.92%, over the $233,437 recognized for the same period in 2004. Service charges on deposit accounts increased from $157,983 in 2004 to $164,415 for the period ended June 30, 2005. Sales of other assets produced a gain of $599 during the first six months of 2005 and a $4,678 loss during the same period in 2004. Gains on sales of securities available-for-sale totaled $5,869 in 2004 and were $0 in 2005.  Mortgage banking income for the six-month period ended June 30, 2005 totaled $265,103. There were no comparable figures for 2004, as the mortgage origination department was started up during the third quarter of 2004. Reflected in the $130,392 increase in other operating income between the two periods, is $87,599 increase in cash value of bank owned life insurance. These policies were acquired by the bank in December 2004.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2005 was $1,948,370 or 32.23% higher than the $1,473,519 for the three months ended June 30, 2004.  The largest increase was in personnel costs, which increased from $849,785 in the second quarter of 2004 to $1,211,787 in the second quarter of 2005, or an increase of 42.60%.  The increase is attributable to the hiring of additional staff to support the growth in our branch network as well as the staffing of our mortgage origination department.  Occupancy expense increased to $210,921 from $180,580.  This increase is attributable to the opening of new locations in Sharpsburg in early 2004 and in Fairburn in late 2004.  Data processing costs rose modestly to $154,165 from $140,909, for an increase of $13,256, or 9.41%, over the comparable period from a year ago.  Other operating expenses increased to $371,497 from $302,245, an increase of $69,252, or 22.91%, over the same period in 2004.  Other operating expenses include legal and accounting fees, office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums.  This increase is attributable to the growth we have experienced during the past twelve months.  This growth is evidenced by the fact that total assets have increased from $238,633,006 at June 30, 2004 to $249,550,051 at December 31, 2004, to $259,897,618 at June 30, 2005.

For the six months ended June 30, 2005, total noninterest expense was $3,853,579, or 31.15% higher than the $2,938,217 realized during the six months ended June 30, 2004.  The salaries and employee benefits component of noninterest expense realized the largest increase over the two periods, increasing from $1,729,078 at June 30, 2004 to $2,413,856, or an increase of 39.60%.  As mentioned in the previous paragraph, additional personnel have been hired to support the growth realized in the past twelve months.  These additional personnel include branch personnel and middle managers to support the expanding branch network as well as staffing a new mortgage origination department.  Occupancy expense increased from $344,585 in 2004 to $421,304 in 2005.  Data processing costs rose to $310,477 from $290,591 for an increase of $19,886, or 6.84% over the comparable period from a year ago.  The modest increase in data processing costs is reflective of our efforts to lessen our dependence on outside contractors for our information technology support.  Other operating expenses increased to $707,942 from $573,963, an increase of $133,979, or 23.34%, over the same period in 2004.  The largest component of other operating expenses was credit related expenses, which increased $40,343, or 104.30% between the two periods.

Income Taxes

The income tax provision for the three months ended June 30, 2005 was $248,071 as compared to $213,000 for the same period in 2004, and $551,071 for the six months ended June 30, 2005, as compared to $423,000 for the same period in 2004.  These increases in provisions for income taxes resulted from increased income before taxes.  The effective tax rates for the three-month and six-month periods ended June 30, 2005 are lower than previous periods.  The effective rate in 2005 was adjusted during the second quarter to bring the current year’s income tax provision in line with our calculations for an adequate provision based on projected income and tax preference items.

Net Income

The combination of the above factors resulted in net income for the three months ended June 30, 2005 of $632,243 as compared to $493,374 for the same period in 2004, an increase of $138,869, or 28.15%.  For the six months ended June 30, 2005, net income was $1,253,729 as compared to $880,233 for the same period in 2004, an increase of $373,496 or 42.43%.

Assets and Liabilities

During the first six months of 2005, total assets increased $10,347,567, or 4.15%, to $259,897,618 as compared to $249,550,051 at December 31, 2004.  The primary sources of growth in assets were net loans, which increased $16,662,591 from December 31, 2004 to June 30, 2005, and federal funds sold, which increased from $0 to $1,903,000 during the first six months of 2005.  This increase in federal funds sold is a result of prepayments on our investments in mortgage-backed securities, the maturity of securities in our portfolio, the proceeds of which were being held as overnight funds until they could be profitably redeployed into loans and other investments, and growth in deposits resulting from expansion of our retail branch network. Investment securities have decreased by $8,686,742 over the balances reflected in the December 31, 2004 financial statements, primarily due to certain securities reaching scheduled maturity dates to meet anticipated cash requirements.  Total deposits increased $6,385,951, or 3.01%, to $218,643,969 from the December 31, 2004 amount of $212,258,018.  At June 30, 2005, securities sold under agreements to repurchase had decreased slightly to $527,283 from $529,358.  These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured.  $5,500,000 in federal funds purchased were outstanding on December 31, 2004, however we were in a net federal funds sold position at June 30, 2005.  In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta.  At December 31, 2004, we had $2,000,000 outstanding in FHLB advances.  These were repaid at their maturity in February 2005 and $10,000,000 in new advances was borrowed in May 2005.

Investment Securities

Investment securities available-for-sale decreased from $35,039,356 at December 31, 2004 to $26,352,614 at June 30, 2005.  Changes in the investment securities portfolio (as reflected in the Condensed Consolidated Statements of Cash Flows), include $625,000 in new purchases, $7,000,000 in maturities and $2,175,854 in pay downs during the six months ended June 30, 2005. The maturities of the $7,000,000 in securities were scheduled to meet certain cash requirements in the second quarter of 2005. The recent refinancing boom among homeowners has caused high rates of repayments on certain of our higher coupon mortgage backed securities. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates.  While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax-free securities and we have increased our purchases of tax-free securities during the last 12 months. When we purchase tax-free securities we typically give priority to the purchase of tax-free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at June 30, 2005.

Other investments increased by $456,775 from December 31, 2004 to June 30, 2005 as a result of the Federal Home Loan Bank requiring the bank to increase the amount of FHLB stock owned by the company.

Loans

Net loans increased $16,662,591, or 8.79%, from December 31, 2004 to June 30, 2005.  As shown below, the main component of growth in the loan portfolio was real estate construction and land development loans, which increased 11.54%, or $12,292,354.  In addition, residential mortgage loans increased $4,041,662, or 75.64%, over the balances outstanding on December 31, 2004.  Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate.  Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

COMPOSITION OF LOAN PORTFOLIO

	June 30, 2005		December 31, 2004
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate - construction and land development	$118,831,954	56.78%	$106,539,600	55.34%
Real estate - residential	9,384,742	4.49%	5,343,080	2.78%
Real estate - non-farm and non-residential	55,464,203	26.50%	58,210,477	30.24%
Commercial, financial and agricultural	18,649,775	8.91%	15,350,256	7.97%
Consumer	6,265,484	3.00%	6,300,757	3.27%
All other loans	675,587	0.32%	765,676	0.40%
Loans, gross	209,271,744	100.00%	192,509,846	100.00%
Deferred loan fees	(126,814)		(214,965)
Allowance for loan losses	(2,841,792)		(2,654,334)
Loans, net	$206,303,138		$189,640,547

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2005	December 31, 2004
Loans:Non-accrual loans	$233,093	$154,381

Accruing loans more than 90 days past due	$0	$0

Loans identified by the internal review mechanism:
Criticized	$0	$0
Classified	$4,099,191	$4,615,607

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2005 and the year ended December 31, 2004.

ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2005	2004
Average loans outstanding	$202,053,928	$171,729,818
Gross loans outstanding at period end	$209,144,930	$192,294,881
Total non-performing loans	$233,093	$154,381

Beginning balance of allowance	$2,654,334	$2,131,752

Loans charged off:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	(3,676)	(40,164)
Consumer	(2,905)	(43,831)
Total loans charged off	(6,581)	(83,995)

Recoveries:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	0	20,114
Consumer	839	1,463
Total recoveries	839	21,577

Net loans charged off	(5,742)	(62,418)

Provision for loan losses	193,200	585,000

Balance at period end	$2,841,792	$2,654,334

Allowance as a percent of total loans	1.36%	1.38%
Non-performing loans as a percentage of total loans	0.11%	0.08%
Non-performing loans as a percentage of allowance	8.20%	5.82%
Ratio of net charge-offs to average gross loans outstanding during the period	0.00%	0.04%

Deposits

At June 30, 2005, total deposits were $218,643,969, an increase of $6,385,951, or 3.01%, from December 31, 2004. All categories of deposits realized a gain over amounts recorded as of December 31, 2004, with the exception of savings (which includes money market) accounts.  Noninterest-bearing demand deposits increased $6,970,230, or 30.75%, from December 31, 2004 to June 30, 2005.  During this same period, interest-bearing demand deposits increased $1,984,856, or 6.81%. Certificates of deposit increased $7,674,218, or 5.85%, from December 31, 2004 to June 30, 2005.  At June 30, 2005, certificates of deposit included brokered deposits totaling $39,587,000. We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits.  For this reason, we anticipate continuing to utilize brokered deposits as a funding source.  However, our business plan places a strong emphasis on local deposit growth.  In order to build local core deposits, we believe we need to provide convenience to both retail and consumer depositors in our market area.  We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas.  Toward this end, we opened the supermarket branch in the Kroger store in Towne Center south of Fayetteville in June 2003, we opened our new full-service branch in Tyrone in August 2003, we opened our new full-service branch in Sharpsburg in April 2004 and we opened our new full-service branch in Fairburn in November 2004.

Advances from the Federal Home Loan Bank

As of December 31, 2004, we had $2,000,000 in advances from the Federal Home Loan Bank outstanding.   These advances were repaid at their maturity in February 2005.  We borrow from the Federal Home Loan Bank from time to time.  On May 6, 2005, we borrowed $10,000,000 from the Federal Home Loan Bank at a fixed rate of 3.33% for 90 days.  We use these borrowings as a source of liquidity and to fund loans when appropriate.  Borrowings are under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta.  Under this agreement, we assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances.  This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and federal funds sold are our primary sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loan-to-total funds ratio, which was at 88.67% at June 30, 2005 and 84.72% at December 31, 2004.

Securities available-for-sale, which totaled $26,352,614 at June 30, 2005, serve as a secondary source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2005, unused federal funds lines of credit totaled $14,700,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from Internet sources.

Capital Resources

Total shareholders’ equity increased from $21,106,183 at December 31, 2004 to $22,352,280 at June 30, 2005.  The increase is due to net income for the six months ending June 30, 2005 of $1,253,729, an after tax decrease of $21,233 in the fair value of securities available-for-sale and $13,601 in proceeds from the exercise of employee stock options.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum.  Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2005.  The following table summarizes our risk-based capital at June 30, 2005:

Shareholders’ equity	$22,352,280
Less: unrealized gain on available-for-sale securities	(6,006)
Plus: qualifying trust preferred securities	6,500,000
Tier 1 capital	28,846,274
Plus: allowance for loan losses (1)	2,841,792
Total capital	$31,688,066
Risk-weighted assets	$228,214,000
Total average assets for the quarter ended June 30, 2005	$284,674,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	12.64%
Total capital (to risk-weighted assets)	13.88%
Tier 1 capital (to total average assets)	10.13%

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

We measure this exposure based on an immediate change in interest rates of up or down 200 basis points.  Given this scenario, the bank had, at the end of the period, an exposure to falling rates and a benefit from rising rates.  More specifically, for the period ended June 30, 2005 the model forecasts a decline in net interest income of $856 thousand or -16.41%, as a result of a 200 basis point decline in rates.  The model also predicts a $468 thousand increase in net interest income, or +8.97% as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by ALCO.  The following chart reflects our sensitivity to changes in interest rates as of June 30, 2005.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

As of June 30, 2005

	DOWN 200 BP		CURRENT	UP 200 BP

Net interest income	$4,360,860		$5,216,807	$5,684,713
Dollar change net interest income	$(855,947)		$0	$467,906
Percent change net interest income	(16.41%	)	0.00%	8.97%

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

Our primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor we consider in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period.  We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the first year.  At June 30, 2005, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $36,951,636.  This asset-sensitive position is primarily attributable to the fact that 78.67% of the loan portfolio is scheduled to mature or reprice during the next 12 months, whereas only 61.75% of rate-sensitive deposits are scheduled to mature or reprice during the same 12 month period.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005 in timely alerting us to material information that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of Georgia Bancshares, Inc. was held on May 11, 2005.  The only order of business was the election of Class II directors.  A total 2,036,574 shares of common stock voted in person or by proxy, representing 68.51% of the 2,972,813 shares of common stock eligible to vote at the meeting.  Class II director, Malcolm R. Godwin received 1,975,873 votes for and 60,701 withheld authority; William Robert Hancock, Jr. received 2,033,178 votes for and 3,396 withheld authority; V. Michael Rossetti received 1,975,923 votes for and 60,651 withheld authority; and Donnie H. Russell received 1,975,873 votes for and 60,701 withheld authority.  These four Class II directors will serve a three year term until the 2008 annual meeting of the shareholders.

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

GEORGIA BANCSHARES, INC.

Date: August 12, 2005	By:	/s/ Ira P. Shepherd, III
Ira P. Shepherd, III
President & Chief Executive Officer

	By:	/s/ C. Lynn Gable
C. Lynn Gable
Principal Accounting Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.