Form 10-Q
period 2005-09-30
GEORGIA BANCSHARES INC//
filed 2005-11-09
CIK 1163308

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,977,032 shares of common stock were issued and outstanding as of November 8, 2005.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,572,389	$4,631,303
Interest-bearing deposits in other banks	90,654	5,115,984
Federal funds sold	2,485,000	0
Cash and cash equivalents	12,148,043	9,747,287
Investment securities:
Securities available-for-sale	25,750,626	35,039,356
Other investments	1,997,241	1,540,466
	27,747,867	36,579,822

Loans, gross	217,687,155	192,294,881
Loan loss reserve	2,888,848	2,654,334
Loans, net	214,798,307	189,640,547

Accrued interest receivable	2,377,332	1,612,109
Premises and equipment, net	6,546,528	6,212,760
Bank owned life insurance	4,848,006	4,715,027
Other assets	1,426,338	1,042,499
Total assets	$269,892,421	$249,550,051

Liabilities:
Deposits:
Noninterest-bearing	$30,034,175	$22,666,896
NOW	38,628,841	29,139,505
Savings	23,713,173	29,340,650
Time deposits $100,000 and over	73,408,621	78,243,539
Other time deposits	62,359,069	52,867,428
Total deposits	228,143,879	212,258,018

Securities sold under agreements to repurchase	215,165	529,358
Federal funds purchased	0	5,500,000
Federal Home Loan Bank advances	10,000,000	2,000,000
Junior subordinated debentures	6,702,000	6,702,000
Accrued interest payable and other liabilities	1,762,231	1,454,492
Total liabilities	246,823,275	228,443,868

Shareholders’ Equity
Common stock	17,248,549	17,217,471
Retained earnings	5,825,097	3,861,473
Accumulated other comprehensive income (loss)	(4,500)	27,239
Total shareholders’ equity	23,069,146	21,106,183

Total liabilities and shareholders’ equity	$269,892,421	$249,550,051

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Interest income:
Interest and fees on loans	$3,993,443	$3,131,931
Interest and dividends on investments	265,949	390,252
Interest on federal funds sold and other interest income	11,019	12,997
Total interest income	4,270,411	3,535,180

Interest expense:
Interest on deposits	1,384,434	1,036,877
Interest on securities sold under agreements to repurchase	713	2,001
Interest on other borrowed funds	217,845	20,958
Total interest expense	1,602,992	1,059,836

Net interest income	2,667,419	2,475,344

Provision for loan losses	96,600	280,000

Net interest income after provision for loan losses	2,570,819	2,195,344

Other income:
Service charges on deposit accounts	88,422	73,372
Losses on sale of other assets	0	(5,000)
Gains on sales of securities available-for-sale	0	11,146
Mortgage banking income	240,532	87,352
Other operating income	111,513	47,295
Total other income	440,467	214,165

Other expense:
Salaries and employee benefits	1,306,908	976,884
Occupancy and equipment expense	211,104	197,554
Data processing	162,250	151,420
Other operating expenses	315,129	360,141
Total other expense	1,995,391	1,685,999

Income before income taxes	1,015,895	723,510

Income tax expense	306,000	238,000

Net earnings	$709,895	$485,510

Basic earnings per share	$0.24	$0.17

Diluted earnings per share	$0.20	$0.14

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Interest income:
Interest and fees on loans	$11,351,640	$8,678,276
Interest and dividends on investments	858,683	997,519
Interest on federal funds sold and other interest income	33,180	50,954
Total interest income	12,243,503	9,726,749

Interest expense:
Interest on deposits	3,818,125	3,046,708
Interest on securities sold under agreements to repurchase	3,565	4,664
Interest on other borrowed funds	537,587	42,020
Total interest expense	4,359,277	3,093,392

Net interest income	7,884,226	6,633,357

Provision for loan losses	289,800	430,000

Net interest income after provision for loan losses	7,594,426	6,203,357

Other income:
Service charges on deposit accounts	252,837	231,355
Gains (losses) on sale of other assets	599	(9,678)
Gains on sales of securities available-for-sale	0	17,015
Mortgage banking income	505,635	87,352
Other operating income	316,168	121,558
Total other income	1,075,239	447,602

Other expense:
Salaries and employee benefits	3,720,764	2,705,962
Occupancy and equipment expense	632,408	542,139
Data processing	472,727	442,011
Other operating expenses	1,023,071	934,104
Total other expense	5,848,970	4,624,216

Income before income taxes	2,820,695	2,026,743

Income tax expense	857,071	661,000

Net earnings	$1,963,624	$1,365,743

Basic earnings per share	$0.66	$0.46

Diluted earnings per share	$0.56	$0.40

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,963,624	$1,365,743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	434,904	441,477
Provision for loan losses	289,800	430,000
Gains on sales of securities available-for-sale	0	(17,015)
(Gains) losses on sale of other assets	(599)	9,678
Deferred income taxes	(115,921)	(209,612)
Changes in operating assets and liabilities:
Unearned loan fees, net	(62,819)	2,479
Accrued interest receivable	(765,223)	(244,085)
Increase in bank owned life insurance	(132,979)	0
Other assets	(247,867)	(330,682)
Accrued interest payable and other liabilities	307,739	364,175
Net cash provided by operating activities	1,670,659	1,812,158

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,343,424)	(15,395,412)
Proceeds from sales and pay downs of securities available-for-sale	3,430,210	7,361,469
Proceeds from maturities of securities available-for-sale	7,000,000	4,270,853
Purchases of other investments	(456,775)	0
Proceeds from redemption of other investments	0	50,200
Net increase in loans	(25,384,741)	(38,536,364)
Purchases of premises and equipment	(617,919)	(1,076,928)
Net cash used in investing activities	(17,372,649)	(43,326,182)

Cash flows from financing activities:
Net increase in deposits	15,885,861	38,096,363
Net change in federal funds purchased	(5,500,000)	0
Net change in securities sold under agreements to repurchase	(314,193)	61,337
Payments on Federal Home Loan Bank advances	(2,000,000)	0
Proceeds from Federal Home Loan Bank advances	10,000,000	0
Proceeds from junior subordinated debentures	0	6,702,000
Proceeds from exercise of employee stock options	31,078	33,983
Settlement of stock purchase obligation	0	(657,730)
Net cash provided by financing activities	18,102,746	44,235,953

Net increase in cash and cash equivalents	2,400,756	2,721,929

Cash and cash equivalents at beginning of period	9,747,287	15,432,998

Cash and cash equivalents at end of period	$12,148,043	$18,154,927

Supplemental disclosures:
Cash paid during the period for interest	$4,310,010	$3,007,147
Cash paid during the period for income taxes	$1,015,000	$795,909

Non-cash investing and financing activities:
Change in unrealized gains on securities available-for-sale, net of tax	$31,739	$(47,596)

See notes to condensed consolidated financial statements.

GEORGIA BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Georgia Bancshares, Inc. 2004 Annual Report.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Accordingly, the Company has recorded no expense in the nine months ended September 30, 2005 and September 30, 2004 related to its stock options.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosure of net income and basic and diluted earnings per common share.

		For the nine months ended
		September 30,
		2005	2004
Net earnings	As reported	$1,963,624	$1,365,743
	Effect of stock
	option grants	(137,752)	(132,116)
	Pro forma	$1,825,872	$1,233,627

Basic earnings per share	As reported	$0.66	$0.46
	Pro forma	$0.61	$0.42
Diluted earnings per share	As reported	$0.56	$0.40
	Pro forma	$0.52	$0.36

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine-month periods ended September 30, 2005 and 2004.

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Nine Months Ended September 30, 2005:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(51,191)	$19,452	$(31,739)
Reclassification adjustment for gains included in net earnings	—	—	—
Other comprehensive income (loss)	$(51,191)	$19,452	$(31,739)

	Pre-tax Amount	Income Tax Effect	Net-of-tax Amount
For the Nine Months Ended September 30, 2004:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$54,100	$(17,892)	$36,208
Reclassification adjustment for gains included in net earnings	17,015	(5,627)	11,388
Other comprehensive income (loss)	$71,115	$(23,519)	$47,596

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

NOTE 3 - EARNINGS PER SHARE

Net earnings per share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding.  Net earnings per share - diluted is computed by dividing net earnings by the weighted average number of common shares outstanding plus dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

	Three Months Ended September 30,
	2005	2004
Net earnings per share – basic computation:

Net earnings	$709,895	$485,510

Average common shares outstanding - basic	2,974,539	2,939,406

Net earnings per share - basic	$0.24	$0.17

Net earnings per share - diluted computation:

Net earnings	$709,895	$485,510

Average common shares outstanding - basic	2,974,539	2,939,406

Incremental shares from assumed conversions:
Stock options and warrants	500,629	411,690

Average common shares outstanding - diluted	3,475,168	3,351,096

Net earnings per share – diluted	$0.20	$0.14

All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Nine Months Ended September 30,
	2005	2004
Net earnings per share – basic computation:

Net earnings	$1,963,624	$1,365,743

Average common shares outstanding - basic	2,973,482	2,937,223

Net earnings per share - basic	$0.66	$0.46

Net earnings per share - diluted computation:

Net earnings	$1,963,624	$1,365,743

Average common shares outstanding - basic	2,973,482	2,937,223

Incremental shares from assumed conversions:
Stock options and warrants	505,921	448,441

Average common shares outstanding - diluted	3,479,403	3,385,664

Net earnings per share – diluted	$0.56	$0.40

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

Results of Operations

Net Interest Income

For the three months ended September 30, 2005, net interest income increased $192,075, or 7.76% to $2,667,419 as compared to $2,475,344 for the same period in 2004.  Interest income from loans, including fees, increased $861,512 or 27.51% to $3,993,443 at September 30, 2005, as compared to $3,131,931 at September 30, 2004.  This increase in net interest income is a direct result of the combination of an increase in the outstanding balances of net loans, which increased from $185,567,186 at September 30, 2004, to $214,798,307 at September 30, 2005, and increases in loan rates as evidenced by the steady increases in the prime interest rate experienced over the past twelve months.  Income on investment securities decreased $124,303, or -31.85%, to $265,949 for the three months ended September 30, 2005 as compared to $390,252 at September 30, 2004.  This decrease is primarily attributable to the decrease in the overall size of the investment securities portfolio during the period.  Interest expense for the three months ended September 30, 2005 was $1,602,992 as compared to $1,059,836 for the same period in 2004.

For the nine months ended September 30, 2005, net interest income increased $1,250,869, or 18.86%, to $7,884,226 as compared to $6,633,357 for the same period in 2004.  Interest income from loans, including fees, increased $2,673,364, or 30.81%, to $11,351,640 at September 30, 2005, as compared to $8,678,276 at September 30, 2004.  Income on investment securities, however, declined $138,836 or -13.92% to $858,683 for the nine months ended September 30, 2005 as compared to $997,519 at September 30, 2004.  This decrease was primarily attributable to maturities of several short-term investments and heavy prepayments on higher yielding mortgage backed securities experienced during 2004 and 2005.  Interest expense for the nine months ended September 30, 2005 was $4,359,277 as compared to $3,093,392 for the same period in 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended September 30, 2005, the provision was $96,600 as compared to $280,000 for the same period in 2004.  For the nine months ended September 30, 2005, the provision was $289,800 as compared to $430,000 for the same period in 2004.   The total loan loss allowance as a percentage of gross loans changed only slightly, as it represented 1.33% of gross loans at September 30, 2005 and 1.38% at December 31, 2004.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  We consider our loss history, the practices of other financial institutions in regard to loan loss allowances, general economic conditions nationally and within our market area, business conditions within each segment of the markets that we lend to and loss exposures on specific loans that we have identified for special scrutiny.

In addition, regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses for adequacy. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge offs in future periods could exceed the allowance for loan losses as estimated at any given point in time or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net earnings and our capital.

Noninterest Income

Noninterest income for the three months ended September 30, 2005 was $440,467, an increase of $226,302, or 105.67%, from the $214,165 recorded during the comparable period in 2004.  Gains on sales of securities available-for-sale amounted to only $11,146 in 2004 and there were no such gains or losses in 2005.  We sell securities from time to time in order to adjust the mix of our investment portfolio or, on rare occasions, to provide liquidity for ongoing operations.  The service charge income component of noninterest income increased $15,050, or 20.51%, to $88,422 as compared to $73,372 for the three months ended September 30, 2004.  This increase is reflective of the increase in consumer deposit accounts realized between the two periods.  Also, other operating income increased $64,218 to $111,513 for the three months ended September 30, 2005 as compared to $47,295 for the three-month period in 2004.  This amount is reflective of the additional ATM surcharge fees that are generated as we continue to expand our branch network and a $45,380 increase in the cash value of bank owned life insurance recognized during the third quarter of 2005. The most significant component of noninterest income has become mortgage banking income. A mortgage origination department within the bank was started up on July 1, 2004. Mortgage origination and related fees totaled $240,532 during the three months ended September 30, 2005 as compared to $87,352 for the same period in 2004.

For the nine months ended September 30, 2005, noninterest income was $1,075,239, an increase of $627,637, or 140.22%, over the $447,602 recognized for the same period in 2004. Service charges on deposit accounts increased from $231,355 in 2004 to $252,837 for the nine-month period ended September 30, 2005. Sales of other assets produced a gain of $599 during the first nine months of 2005 and a $9,678 loss during the same period in 2004. Gains on sales of securities available-for-sale totaled $17,015 in 2004 and were $0 in 2005.  Mortgage banking income for the nine-month period ended September 30, 2005 totaled $505,635. Comparable figures for 2004 were only $87,352, as the mortgage origination department was started up during the third quarter of 2004. Reflected in the $194,610 increase in other operating income between the two periods, is $132,979 increase in cash value of bank owned life insurance. These policies were acquired by the bank in December 2004.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2005 was $1,995,391 or 18.35% higher than the $1,685,999 for the three months ended September 30, 2004.  The largest increase was in personnel costs, which increased from $976,884 in the third quarter of 2004 to $1,306,908 in the third quarter of 2005, or an increase of 33.78%.  The increase is attributable to the hiring of additional staff to support the growth in our branch network as well as the staffing of our mortgage origination department.  Occupancy expense increased to $211,104 from $197,554.  This increase is attributable to the opening of new locations in Sharpsburg in early 2004 and in Fairburn in late 2004.  Data processing costs rose modestly to $162,250 from $151,420, for an increase of $10,830, or 7.15%, over the comparable period from a year ago.  Other operating expenses actually decreased $45,012 to $315,129 for the three-month period ended September 30, 2005 as compared to the $360,141 recorded during the same period in 2004.  Other operating expenses include legal and accounting fees, office supplies, telephone service, postage expense, credit related expenses such as credit reports and filing fees, FDIC insurance premiums and business insurance premiums.  This decrease is attributable to the efforts to control costs in spite of the growth we have experienced during the past twelve months.  This growth is evidenced by the fact that total assets have increased from $251,105,097 at September 30, 2004 to $269,892,421 at September 30, 2005.

For the nine months ended September 30, 2005, total noninterest expense was $5,848,970, or 26.49% higher than the $4,624,216 realized during the nine months ended September 30, 2004.  The salaries and employee benefits component of noninterest expense realized the largest increase over the two periods, increasing from $2,705,962 at September 30, 2004 to $3,720,764, or an increase of 37.50%.  As mentioned in the previous paragraph, additional personnel have been hired to support the growth realized in the past twelve months.  These additional personnel include branch personnel and middle managers to support the expanding branch network as well as staffing a new mortgage origination department.  Occupancy expense increased from $542,139 in 2004 to $632,408 in 2005.  Data processing costs rose to $472,727    from $442,011 for an increase of $30,716, or 6.95% over the comparable period from a year ago.  The modest increase in data processing costs is reflective of our efforts to lessen our dependence on outside contractors for our information technology support.  Other operating expenses increased to $1,023,071 from $934,104, an increase of $88,967, or 9.52%, over the same period in 2004.

Income Taxes

The income tax provision for the three months ended September 30, 2005 was $306,000 as compared to $238,000 for the same period in 2004, and $857,071 for the nine months ended September 30, 2005, as compared to $661,000 for the same period in 2004.  These increases in provisions for income taxes resulted from increased income before taxes.  The effective tax rates for the three-month and nine-month periods ended September 30, 2005 are lower than previous periods.  The effective rate in 2005 was adjusted during the second quarter to bring the current year’s income tax provision in line with our calculations for an adequate provision based on projected income and tax preference items.

Net Earnings

The combination of the above factors resulted in net earnings for the three months ended September 30, 2005 of $709,895 as compared to $485,510 for the same period in 2004, an increase of $224,385, or 46.22%.  For the nine months ended September 30, 2005, net earnings was $1,963,624 as compared to $1,365,743 for the same period in 2004, an increase of $597,881 or 43.78%.

Assets and Liabilities

During the first nine months of 2005, total assets increased $20,342,370, or 8.15%, to $269,892,421 as compared to $249,550,051 at December 31, 2004.  The primary sources of growth in assets were net loans, which increased $25,157,760 from December 31, 2004 to September 30, 2005, and federal funds sold, which increased from $0 to $2,485,000 during the first nine months of 2005.  This increase in federal funds sold is a result of prepayments on our investments in mortgage backed securities, the maturity of securities in our portfolio, the proceeds of which were being held as overnight funds until they could be profitably redeployed into loans and other investments, and growth in deposits resulting from expansion of our retail branch network. Investment securities have decreased by $9,288,730 over the balances reflected in the December 31, 2004 financial statements, primarily due to certain securities reaching scheduled maturity dates to meet anticipated cash requirements.  Total deposits increased $15,885,861, or 7.48%, to $228,143,879 from the December 31, 2004 amount of $212,258,018.  At September 30, 2005, securities sold under agreements to repurchase had decreased slightly to $215,165 from $529,358.  These agreements are for our commercial sweep accounts for corporate customers and are not FDIC insured.  $5,500,000 in federal funds purchased were outstanding on December 31, 2004, however we were in a net federal funds sold position at September 30, 2005.  In order to fund loan growth and provide liquidity for daily operating needs, we occasionally utilize advances from the Federal Home Loan Bank of Atlanta.  At December 31, 2004, we had $2,000,000 outstanding in FHLB advances.  These were repaid at their maturity in February 2005 and $10,000,000 in new advances was borrowed in May 2005.

Investment Securities

Investment securities available-for-sale decreased from $35,039,356 at December 31, 2004 to $25,750,626 at September 30, 2005.  Changes in the investment securities portfolio (as reflected in the Condensed Consolidated Statements of Cash Flows), include $1,343,424 in new purchases, $7,000,000 in maturities and $3,430,210 in pay downs during the nine months ended September 30, 2005. The maturities of the $7,000,000 in securities were scheduled to meet certain cash requirements in the second quarter of 2005. The recent refinancing boom among homeowners has caused high rates of repayments on certain of our higher coupon mortgage backed securities. These prepayments have also caused many of our mortgage backed security balances to decrease rapidly. Generally, our purpose in purchasing mortgage backed securities is that they provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of mortgage backed securities, depending on loan demand and market conditions. This also allows us to regularly invest at current market rates.  While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, and we have chosen to maximize our yields by investing in other segments of the market. We also allocate a portion of our investment portfolio to tax-free securities, and we have increased our purchases of tax-free securities during the last 12 months. When we purchase tax-free securities we typically give priority to the purchase of tax-free municipal securities issued by municipalities domiciled in the State of Georgia, although we do purchase securities from other states when we deem it beneficial. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at September 30, 2005.

Other investments increased by $456,775 from December 31, 2004 to September 30, 2005 as a result of the Federal Home Loan Bank requiring the bank to increase the amount of FHLB stock owned.

Loans

Net loans increased $25,157,760, or 13.27%, from December 31, 2004 to September 30, 2005.  As shown below, the main component of growth in the loan portfolio was real estate construction and land development loans, which increased 19.55%, or $20,826,548.  In addition, residential mortgage loans increased $2,779,142, or 52.01%, over the balances outstanding on December 31, 2004.  Generally, we do not make and retain first mortgages on 1-4 family real estate. Our typical real estate-mortgage loan is on commercial real estate.  Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

COMPOSITION OF LOAN PORTFOLIO

	September 30, 2005		December 31, 2004
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate - construction and land development	$127,366,148	58.47%	$106,539,600	55.34%
Real estate - residential	8,122,222	3.73%	5,343,080	2.78%
Real estate - non-farm and non-residential	55,523,088	25.49%	58,210,477	30.24%
Commercial, financial and agricultural	19,729,130	9.06%	15,350,256	7.97%
Consumer	4,913,802	2.25%	6,300,757	3.27%
All other loans	2,184,912	1.00%	765,676	0.40%
Loans, gross	217,839,302	100.00%	192,509,846	100.00%
Deferred loan fees	(152,147)		(214,965)
Allowance for loan losses	(2,888,848)		(2,654,334)
Loans, net	$214,798,307		$189,640,547

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2005	December 31, 2004
Loans: Non-accrual loans	$419,023	$154,381

Accruing loans more than 90 days past due	$0	$0

Loans identified by the internal review mechanism:
Criticized	$0	$0
Classified	$3,434,058	$4,615,607

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2005 and the year ended December 31, 2004.

ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2005	2004

Average loans outstanding	$206,413,762	$171,729,818
Gross loans outstanding at period end	$217,687,155	$192,294,881
Total non-performing loans	$419,023	$154,381

Beginning balance of allowance	$2,654,334	$2,131,752

Loans charged off:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	(3,676)	(40,164)
Consumer	(53,021)	(43,831)
Total loans charged off	(56,697)	(83,995)

Recoveries:
Real estate - construction	0	0
Real estate - mortgage	0	0
Commercial, financial and agricultural	0	20,114
Consumer	1,411	1,463
Total recoveries	1,411	21,577

Net loans charged off	(55,286)	(62,418)

Provision for loan losses	289,800	585,000

Balance at period end	$2,888,848	$2,654,334

Allowance as a percent of total loans	1.33%	1.38%
Non-performing loans as a percentage of total loans	0.19%	0.08%
Non-performing loans as a percentage of allowance	14.50%	5.82%
Ratio of net charge-offs to average gross loans outstanding during the period	0.03%	0.04%

Deposits

At September 30, 2005, total deposits were $228,143,879, an increase of $15,885,861, or 7.48%, from December 31, 2004. All categories of deposits realized a gain over amounts recorded as of December 31, 2004, with the exception of savings (which includes money market) accounts.  Noninterest-bearing demand deposits increased $7,367,279, or 32.50%, from December 31, 2004 to September 30, 2005.  During this same period, interest-bearing demand deposits increased $9,489,336, or 32.57%. Certificates of deposit increased $4,656,723, or 3.55%, from December 31, 2004 to September 30, 2005.  At September 30, 2005, certificates of deposit included brokered deposits totaling $39,344,000. We have found that the cost of using brokered deposits is reasonable in comparison to the cost of obtaining traditional local deposits.  For this reason, we anticipate continuing to utilize brokered deposits as a funding source.  However, our business plan places a strong emphasis on local deposit growth.  In order to build local core deposits, we believe we need to provide convenience to both retail and consumer depositors in our market area.  We believe this convenience can best be provided through a series of branch banks providing attractive deposit products, located in growth areas.  Toward this end, we opened the supermarket branch in the Kroger store in Towne Center south of Fayetteville in June 2003, we opened our new full-service branch in Tyrone in August 2003, we opened our new full-service branch in Sharpsburg in April 2004 and we opened our new full-service branch in Fairburn in November 2004.

Advances from the Federal Home Loan Bank

As of December 31, 2004, we had $2,000,000 in advances from the Federal Home Loan Bank outstanding.   These advances were repaid at their maturity in February 2005.  We borrow from the Federal Home Loan Bank from time to time.  On May 6, 2005, we borrowed $10,000,000 from the Federal Home Loan Bank at a fixed rate of 3.33% for 90 days.  This $10,000,000 was renewed in August 2005 under two $5,000,000 convertible and fixed rate hybrid facilities with current rates of 4.27% and 4.70%. We use these borrowings as a source of liquidity and to fund loans when appropriate.  Borrowings are under a blanket lien agreement that we have executed with the Federal Home Loan Bank of Atlanta.  Under this agreement, we assign the proceeds of loan repayments and payoffs to the Federal Home Loan Bank of Atlanta as collateral against future advances.  This arrangement will provide greater access to borrowings if the need for such borrowings arises in the future.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and federal funds sold are our primary sources of asset liquidity. We generate cash and federal funds sold from scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank.  The level of liquidity is measured by the loan-to-total funds ratio, which was at 88.83% at September 30, 2005 and 84.72% at December 31, 2004.

Securities available-for-sale, which totaled $25,750,626 at September 30, 2005, serve as a secondary source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2005, unused federal funds lines of credit totaled $14,700,000.

When we deem it necessary and prudent we access deposit markets other than the local market for sources of funds. These funds include “brokered” deposits and deposits generated from Internet sources.

Capital Resources

Total shareholders’ equity increased from $21,106,183 at December 31, 2004 to $23,069,146 at September 30, 2005.  The increase is due to net earnings for the nine months ending September 30, 2005 of $1,963,624, an after tax decrease of $31,739 in the fair value of securities available-for-sale and $31,078 in proceeds from the exercise of employee stock options.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum.  Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2005.  The following table summarizes our risk-based capital at September 30, 2005:

Shareholders’ equity	$23,069,146
Plus: unrealized loss on available-for-sale securities	4,500
Plus: qualifying trust preferred securities	6,500,000
Tier 1 capital	29,573,646
Plus: allowance for loan losses (1)	2,888,848
Total capital	$32,462,494
Risk-weighted assets	$245,675,000
Total average assets for the quarter ended September 30, 2005	$268,670,000

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)	12.04%
Total capital (to risk-weighted assets)	13.21%
Tier 1 capital (to total average assets)	11.01%

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

We measure this exposure based on an immediate change in interest rates of up or down 200 basis points.  Given this scenario, the bank had, at the end of the period, an exposure to falling rates and a benefit from rising rates.  More specifically, for the period ended September 30, 2005 the model forecasts a decline in net interest income of $1.244 million or -15.79%, as a result of a 200 basis point decline in rates.  The model also predicts a $343 thousand increase in net interest income, or +4.36% as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by ALCO.  The following chart reflects our sensitivity to changes in interest rates as of September 30, 2005.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

As of September 30, 2005

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$6,639,691	$7,884,226	$8,227,704
Dollar change net interest income	$(1,244,535)	$0	$343,478
Percent change net interest income	(15.79)%	0.00%	4.36%

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

Our primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor we consider in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period.  We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the first year.  At September 30, 2005, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $23,047,592.  This asset-sensitive position is primarily attributable to the fact that 79.51% of the loan portfolio is scheduled to mature or reprice during the next 12 months, whereas only 73.14% of rate-sensitive deposits are scheduled to mature or reprice during the same 12 month period.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005 in timely alerting us to material information that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

GEORGIA BANCSHARES, INC.

Date: November 8, 2005	By:	/s/ Ira P. Shepherd, III
Ira P. Shepherd, III
President & Chief Executive Officer

	By:	/s/ C. Lynn Gable
C. Lynn Gable
Principal Accounting Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.